Form 10-K
period 1993-12-31
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1994-03-29
CIK 310183

       COVER
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ___________ to ___________

                         Commission File Number 1-7817

                       MISSOURI PACIFIC RAILROAD COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             43-1118635
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

   1416 Dodge Street, Omaha, Nebraska                               68179
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (402) 271-5000


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
      Title of each class                                  which registered
      -------------------                             -------------------------
Missouri Pacific Railroad Company                      New York Stock Exchange
  4-1/4% First Mortgage Bonds
  due 2005
Missouri Pacific Railroad Company                      New York Stock Exchange
  4-3/4% General (Income) Mortgage Bonds
  due 2020 and 2030
Missouri Pacific Railroad Company                      New York Stock Exchange
  5% Debentures due 2045
Texas and Pacific Railway Company                      New York Stock Exchange
  5% First Mortgage Bonds due 2000
Missouri-Kansas-Texas Railroad Company                 New York Stock Exchange
  5-1/2% Subordinated Income Debentures due 2033

Securities registered pursuant to Section 12(g) of the Act:       None


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

None of the Registrant's voting stock is held by non-affiliates. Registrant is a wholly-owned, indirect subsidiary of Union Pacific Corporation.

As of March 3, 1994, the Registrant had outstanding 920 shares of Common Stock, $1 par value, and 80 shares of Class A Stock, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE - None

                                  PART I

Item 1.     Business

        Missouri Pacific Railroad Company (the "Registrant") includes the Registrant, a Class I Railroad incorporated in Delaware and a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation"), as well as a number of wholly-owned and majority-owned subsidiaries of the Registrant engaged in various railroad and related operations, and various terminal companies in which the Registrant has minority interests. In addition to its railroad operations, the Registrant performs truck freight services through its wholly-owned subsidiary, Union Pacific Motor Freight Company ("UPMF").

        The Registrant operates in the midwestern and southwestern states of Arkansas, Colorado, Illinois, Kansas, Louisiana, Missouri, Nebraska, Oklahoma, Tennessee and Texas. The Registrant maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic seaboard, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast ports and across the Texas-Mexico border. The Registrant's operations have been coordinated with those of Union Pacific Railroad Company ("UPRR"), another wholly-owned, indirect subsidiary of the Corporation. The two railroads operate as a unified system. See Note 2 to the Registrant's financial statements for information on related party transactions.

        In 1993, the Registrant had transportation revenues of $2.1 billion, approximately 98.2 percent of which were derived from rail freight operations. Percentages of revenue ton-miles ("RTM") and rail freight revenue for major commodities during 1993, 1992 and 1991 were as follows:

                            1993              1992              1991
                      ----------------  ----------------  ----------------
                               Freight           Freight           Freight
                        RTM    Revenue    RTM    Revenue    RTM    Revenue
                      ------   -------  ------   -------  ------   -------
                                        (Percent of Total)
Energy                 29.0%    14.8%    26.7%    14.6%    29.2%    15.7%
Chemicals              22.3     29.1     22.6     30.1     22.6     29.9
Metals/Minerals/
 Forest                17.7     20.2     19.0     20.6     18.4     20.0
Grain and Grain
 Products              16.7     10.9     17.5     11.0     16.2     10.6
Intermodal              5.2      7.4      5.0      6.5      5.1      7.1
Automotive              4.6     12.1      4.4     11.7      3.7     11.0
Food/Consumer/
 Government             4.5      5.5      4.8      5.5      4.8      5.7
                      ------   ------   ------   ------   ------   ------
    Total             100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
                      ======   ======   ======   ======   ======   ======
Amount in
 Billions              82.3    $2.059    78.2    $2.045    76.7    $1.984


        The Registrant's trucking subsidiary principally serves rail movements. UPMF has authority from the Interstate Commerce Commission ("ICC") to operate between all points in the continental United States and also has nationwide authority to provide contract services for the Corporation's motor carrier broker, Union Pacific Freight Services Company.

Competition
- -----------

        In its rail transportation business, the Registrant is subject to competition from other railroads, motor carriers and barge operators. Most of its railroad operations are conducted in corridors served by competing railroads and by motor carriers. Motor carrier competition has been strengthened by longer combination vehicles which are now allowed in a number of states in which the Registrant operates. Because of the proximity of the Registrant's routes to major inland and Gulf Coast waterways, seasonal barge competition can be particularly pronounced.

Employees
- ---------

        As is true with employees of all the principal railroads in the country, the majority of the Registrant's employees are organized along craft lines and represented by national labor unions. The Registrant continues to adapt agreements from the previous round of national negotiations to meet local requirements throughout its system. The Registrant has negotiated the ability to operate all through-freight trains with two-person crews, and is currently modifying operations to take full advantage of this ability.

        On December 31, 1994, all outstanding labor contracts will reopen for negotiation. Discussions concerning the Registrant's notices for contract revisions will begin in October. The negotiations will likely continue through 1995 and management is optimistic that they will be completed in an expeditious manner.

Governmental Regulation
- -----------------------

        The Registrant's operations are subject to the regulatory jurisdiction of the ICC, other Federal agencies and various state agencies. The ICC has jurisdiction over rates charged on certain regulated traffic, freight car compensation, issuance or guarantee of railroad and certain railroad holding company securities, extension or abandonment of rail lines, and acquisitions of control of rail common carriers and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste, and equipment standards. The state agencies regulate intrastate freight rates to the extent that they have adopted Federal standards and procedures and continue to follow such procedures. However, several states in which railroad operations are conducted have ceded intrastate rail rate regulation to the ICC. Various state and local agencies also have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

Item 2. Properties

Operating Equipment
- -------------------

        At December 31, 1993 the Registrant owned or leased from others 1,264 locomotives, 29,953 freight cars and 2,003 units of work equipment. Substantially all of the Registrant's railroad rolling stock is subject to the liens of the Registrant's First Mortgage and General (Income) Mortgage as well as the lien of the First Mortgage of the Texas and Pacific Railway Company, its predecessor in interest (collectively the "Mortgages"). In addition, a portion of this property is subject to various equipment obligations which are superior to the liens of one or more of the Mortgages.

        In connection with its motor freight operations, the Registrant operated 92 tractors, 42 rampers, and 928 trailers at December 31, 1993.

Rail Property
- -------------

        The Registrant operates approximately 9,700 miles of track, including 8,000 miles of main line and 1,700 miles of branch line. Approximately 10 percent of the main line track consists of trackage rights over track owned by others. The Registrant's right-of-way and tracks are subject to one or more of the Mortgages.

Item 3. Legal Proceedings

Registered Income Certificates
- ------------------------------

        On June 7, 1991, Timothy O. Stuy, purporting to represent a class of all certificateholders, filed an action in the United States District Court for the District of Delaware (Civil Action No. 91-322) against the Registrant with respect to the Certificates Representing a Charge on Income, dated January 1, 1958 (the "Certificates"), which had been issued by The Missouri-Kansas-Texas Railroad Company (the "Katy"). The Registrant acquired the Katy in 1988 and assumed the Katy's obligations with respect to the Certificates at that time. The lawsuit asserted, among other things, that certain contingent sinking fund payments were not made as a result of allegedly improper modifications to the terms of the Certificates and other actions by the defendant, and sought an unspecified amount of damages and injunctive relief. The Certificate modifications were approved by the ICC in connection with the Katy acquisition. The lawsuit was stayed pending resolution of a lawsuit previously filed in the Delaware District Court that raised similar issues with respect to the Katy's
5 1/2% Subordinated Income Debentures due January 1, 2033 (the "Debentures").
In response to motions filed by the Registrant and other defendants, the Debenture lawsuit was dismissed by the District Court for lack of subject matter jurisdiction. On November 17, 1993, the Registrant filed a motion to dismiss the Certificate lawsuit on similar grounds. On February 16, 1994, a Stipulation and Order of Dismissal was entered by the District Court dismissing the Certificate lawsuit with prejudice to the named plaintiff.

Environmental
- -------------

        In October 1992, the Registrant received a Complaint and Notice of Opportunity for Hearing from Region VIII of the Environmental Protection Agency ("EPA") alleging various violations of the Toxic Substances Control Act at the Clive, Utah and Timpe, Utah transfer facilities owned by USPCI, Inc., an affiliate of the Registrant, including the failure to properly mark railcars containing polychlorinated biphenyls ("PCB"), failure to properly dispose of PCB waste, failure to properly contain or store PCB waste, and failure to properly manifest PCB waste. The Complaint includes a proposed penalty totalling $295,000. The Registrant has met with the EPA and expects to settle these alleged violations for substantially less than the initial penalty demand.

        In December 1992, the Texas Natural Resources Conservation Commission ("TNRCC") served the Registrant with a Notice of Violation for alleged discharges and fuel spills at the Registrant's San Antonio, Texas railyard. The TNRCC proposed penalties totalling $500,000. The Registrant and the TNRCC have tentatively settled this matter for a penalty payment of $300,000 plus the implementation of certain environmental projects in Texas costing $275,000.

        In addition to the foregoing, the Registrant has received notices from the EPA and state environmental agencies alleging that it is or may be liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other Federal or state environmental legislation for the remediation costs associated with alleged contamination or for violations of environmental requirements at various sites throughout the United States. There are approximately 12 sites for which such notices have been received which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at some of the superfund sites, the Registrant believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Registrant's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated.

        While the ultimate cost of resolution of the foregoing issues cannot be fully determined, the Registrant does not believe that the resolution of such issues will materially affect the Registrant's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

        Omitted in accordance with General Instruction J of Form 10-K.

                                  Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        All of the Common Stock and Class A Stock of the Registrant is owned by a wholly-owned indirect subsidiary of the Corporation. Accordingly, there is no market for the Registrant's capital stock. Dividends on the Registrant's Common Stock, which are paid on a quarterly basis, totalled $90 million in 1993 and $70 million in 1992. Through 1993, no dividends had been declared or paid on the Registrant's Class A Stock; however, a $3.4 million special cash dividend will be paid on the Class A Stock in 1994. See Notes 6 and 8 to the Registrant's financial statements for a discussion of dividend restrictions on the Common Stock and Class A Stock.

Item 6. Selected Financial Data

        Omitted in accordance with General Instruction J of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Omitted in accordance with General Instruction J of Form 10-K. In lieu thereof, a narrative analysis is presented on Pages F-17 and F-18.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary information related thereto, listed on the Index to Financial Statements, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

        Omitted in accordance with General Instruction J of Form 10-K.

Item 11. Executive Compensation

        Omitted in accordance with General Instruction J of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Omitted in accordance with General Instruction J of Form 10-K.

Item 13. Certain Relationships and Related Transactions

        Omitted in accordance with General Instruction J of Form 10-K.

                                  PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)   (1) and (2) Financial Statements and Schedules

              See Index to Financial Statements.

        (a)   (3) Exhibits

              (3)(a)   -  Registrant's Certificate of Incorporation,
                          amended effective as of August 12, 1988, is incorporated herein by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1988.

              (3)(b)   -  Registrant's By-laws, amended effective as of
                          September 1, 1992, are incorporated herein by reference to Exhibit 3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992.

              (4)      -  Pursuant to various indentures and other
                          agreements, the Registrant has issued long-term debt, but no such agreement has securities or obligations covered thereby which exceed 10% of consolidated assets. The Registrant agrees to furnish a copy of any such indenture or agreement to the Securities and Exchange Commission upon request.

              (24)     -  Powers of attorney executed by the directors of
                          the Registrant.

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1993.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1994.

                                      MISSOURI PACIFIC RAILROAD COMPANY


                                 By   /s/ Richard K. Davidson
                                      -------------------------------------
                                      (Richard K. Davidson,
                                      Chairman and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 29th day of March, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.


                                 By   /s/ Richard K. Davidson
                                      ------------------------------------
                                      (Richard K. Davidson,
                                      Chairman and Chief Executive Officer
                                      and a Director)


                                      /s/ L. White Matthews, III
                                      ------------------------------------
                                      (L. White Matthews, III,
                                      Chief Financial Officer)


                                      /s/ James R. Young
                                      ------------------------------------
                                      (James R. Young,
                                      Vice President-Finance)


                                      /s/ Charles E. Billingsley
                                      ------------------------------------
                                      (Charles E. Billingsley,
                                      Chief Accounting Officer)

  Robert P. Bauman*                               Drew Lewis*



  Richard B. Cheney*                              Richard J. Mahoney*



  E. Virgil Conway*                               Claudine B. Malone*



  Spencer F. Eccles*                              John R. Meyer*



  Elbridge T. Gerry, Jr.*                         Thomas A. Reynolds, Jr.*



  William H. Gray III*                            James D. Robinson III*



  Judith R. Hope*                                 Robert W. Roth*



  Lawrence M. Jones*                              Richard D. Simmons*




  * By  /s/ Judy L. Swantak
        -----------------------------------
        (Judy L. Swantak, Attorney-in-fact)

  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                       INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                ------

Independent Auditors' Report                                      F-2

Financial Statements:

   Statement of Consolidated Financial Position -
      December 31, 1993 and 1992                               F-3 - F-4

   Statement of Consolidated Income and Retained
      Earnings - For the Years Ended December 31, 1993,
      1992 and 1991                                               F-5

   Statement of Consolidated Cash Flows - For the Years
      Ended December 31, 1993, 1992 and 1991                      F-6

   Accounting Policies                                            F-7

   Notes to Consolidated Financial Statements                  F-8 - F-13

   Financial Statement Schedules - For the Years Ended
      December 31, 1993, 1992 and 1991:

      V     Property, Plant and Equipment                         F-14
      VI    Accumulated Depreciation and Amortization
               of Properties                                      F-15
      X     Supplementary Income Statement Information            F-16

Management's Narrative Analysis of the
   Results of Operations                                      F-17 - F-18


Schedules other than those listed above are omitted because they are not applicable or the required information is set forth in the financial statements referred to above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Missouri Pacific Railroad Company
Omaha, Nebraska

We have audited the accompanying statements of consolidated financial position of Missouri Pacific Railroad Company (a wholly-owned indirect subsidiary of Union Pacific Corporation) and subsidiary companies (the "Registrant") as of December 31, 1993 and 1992, and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the foregoing index to financial statements. These financial statements and financial statement schedules are the responsibility of the Registrant's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Registrant at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Registrant changed its method of accounting for postretirement benefits other than pensions, income taxes and transportation revenue and expense recognition in January 1993.


/s/ DELOITTE & TOUCHE

Omaha, Nebraska
January 20, 1994


  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        December 31, 1993 and 1992

                          (Thousands of Dollars)

                                  ASSETS

                                                        1993           1992
                                                     ----------     ----------
Current Assets:
     Cash and temporary investments...........       $    7,131     $    2,673
     Accounts receivable - net (Note 4).......           84,425         66,074
     Materials and supplies...................           83,563         82,877
     Other current assets.....................           72,293         63,120
     Deferred Federal income taxes (Note 5)...           63,823         66,797
                                                     ----------     ----------
        Total Current Assets..................          311,235        281,541
                                                     ----------     ----------
Investments:
     Investments in and advances to
        affiliated companies..................           42,588         41,079
     Other investments........................           12,743         12,651
                                                     ----------     ----------
        Total Investments.....................           55,331         53,730
                                                     ----------     ----------
Properties, at cost (Notes 6 and 7):
     Road.....................................        4,021,672      3,777,554
     Equipment................................        1,760,363      1,762,634
     Other....................................           76,050         74,733
                                                     ----------     ----------
        Total Properties......................        5,858,085      5,614,921
     Less accumulated depreciation and
        amortization..........................        1,752,358      1,664,409
                                                     ----------     ----------
        Properties - net......................        4,105,727      3,950,512
                                                     ----------     ----------
Intangible and Other Assets - net...........             82,787         87,454
                                                     ----------     ----------
        Total Assets..........................       $4,555,080     $4,373,237
                                                     ==========     ==========

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        December 31, 1993 and 1992

                          (Thousands of Dollars)

                   LIABILITIES AND STOCKHOLDER'S EQUITY

                                                        1993           1992
                                                     ----------     ----------
Current Liabilities:
     Accounts payable...........................     $   26,266     $   33,904
     Accrued wages and vacation.................        125,974        119,845
     Income and other taxes payable (Note 5)....         86,541        107,897
     Interest payable...........................         17,525         20,990
     Restructuring reserve (Note 3).............         67,000         81,800
     Debt due within one year (Notes 6 and 7)...         53,253         59,805
     Due to affiliated companies - net (Note 2).        796,523        609,107
     Casualty and other reserves................        109,769        110,406
     Other current liabilities..................         93,669         91,979
                                                     ----------     ----------
        Total Current Liabilities...............      1,376,520      1,235,733
                                                     ----------     ----------
Debt Due After One Year (Notes 6 and 7).......          433,438        542,746

Deferred Income Taxes (Notes 1 and 5).                1,209,390      1,101,094

Retiree Benefit Obligations...................          160,564         48,761

Restructuring Reserve (Note 3)................           44,432        140,629

Other Liabilities.............................          183,830        141,135

Stockholder's Equity (Notes 6 and 8):
     Common stock - $1.00 par value; 920 shares
    authorized and outstanding................                1              1
     Class A stock - $1.00 par value; 80
      shares authorized and outstanding.........              -              -
     Capital surplus............................        205,342        205,342
     Retained earnings..........................        941,563        957,796
                                                     ----------     ----------
        Total Stockholder's Equity..............      1,146,906      1,163,139
                                                     ----------     ----------
        Total Liabilities and
           Stockholder's Equity.................     $4,555,080     $4,373,237
                                                     ==========     ==========

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

          STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
           For the Years Ended December 31, 1993, 1992 and 1991

                          (Thousands of Dollars)

                                                  1993         1992         1991
                                               ----------   ----------   ----------
Operating Revenues (Note 1)............        $2,149,104   $2,129,999   $2,085,187
                                               ----------   ----------   ----------
Operating Expenses (Note 2):
     Salaries, wages and employee
        benefits.........................         783,907      789,051      785,058
     Equipment and other rents...........         220,738      219,527      238,531
     Depreciation and amortization.......         206,987      204,264      195,497
     Fuel and utilities..................         152,091      154,792      159,248
     Materials and supplies..............         125,303      127,974      130,211
     Other costs.........................         249,945      276,404      280,664
     Special charge (Note 3).............               -            -      366,000
                                               ----------   ----------   ----------
        Total............................       1,738,971    1,772,012    2,155,209
                                               ----------   ----------   ----------
Operating Income (Loss)................           410,133      357,987      (70,022)
Other Income...........................            37,843       52,118       23,361
Interest Expense (Notes 2 and 6).......          (103,848)    (120,005)    (123,064)
                                               ----------   ----------   ----------
Income (Loss) Before Income Taxes and
     the Cumulative Effect of Accounting
     Changes.............................         344,128      290,100     (169,725)

Income Taxes (Note 5)..................           145,193       98,868      (62,118)
                                               ----------   ----------   ----------
Income (Loss) Before Cumulative Effect
     of Changes in Accounting Principles.         198,935      191,232     (107,607)

Cumulative Effect to January 1, 1993 of
     Changes in Accounting Principles
     (Note 1)............................        (125,168)           -            -
                                               ----------   ----------   ----------
        Net Income (Loss)................      $   73,767   $  191,232   $ (107,607)
                                               ==========   ==========   ==========

Retained Earnings:
     Beginning of year...................      $  957,796   $  836,564   $1,004,171
     Net Income (Loss)...................          73,767      191,232     (107,607)
     Dividends to parent (Notes 6 and 8).         (90,000)     (70,000)     (60,000)
                                               ----------   ----------   ----------
     End of year.........................      $  941,563   $  957,796   $  836,564
                                               ==========   ==========   ==========

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

    MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Years Ended December 31, 1993, 1992 and 1991

                             (Thousands of Dollars)

                                                      1993          1992          1991
                                                   ---------     ---------     ---------
Net Income (Loss).............................     $  73,767     $ 191,232     $(107,607)
Non-Cash Charges to Income:
   Depreciation and amortization..............       206,987       204,264       195,497
   Deferred income taxes......................        66,772        38,916       (20,294)
   Cumulative effect of changes in accounting
      principles  (Note 1)....................       125,168             -             -
   Special charge (Note 3)....................             -             -       366,000
   Other non-cash charges (credits)...........        18,344       (94,807)     (174,817)
Changes in current assets and liabilities.....       (71,865)      100,328       118,588
Cash used for special charge..................       (88,750)      (47,345)      (12,226)
                                                   ---------     ---------     ---------
   Cash from Operations.......................       330,423       392,588       365,141
                                                   ---------     ---------     ---------
Investing Activities:
   Capital investments........................      (315,192)     (266,902)     (196,462)
   Other - net................................        (2,870)       84,462        (2,792)
                                                   ---------     ---------     ---------
   Cash Used for Investing Activities.........      (318,062)     (182,440)     (199,254)
                                                   ---------     ---------     ---------
Financing Activities:
   Debt repaid................................      (105,319)      (74,080)     (103,151)
   Dividends paid to parent...................       (90,000)      (70,000)      (60,000)
   Advances (to) from affiliated
      companies - net..........................      187,416       (77,024)        1,960
   Other......................................             -         4,428             -
                                                   ---------     ---------     ---------
   Cash Used in Financing Activities..........        (7,903)     (216,676)     (161,191)
                                                   ---------     ---------     ---------
   Change in Cash and Temporary
     Investments..............................     $   4,458     $  (6,528)    $   4,696
                                                   =========     =========     =========

Changes in Current Assets and Liabilities:
   Accounts receivable........................     $ (18,351)    $  (3,768)    $  37,209
   Materials and supplies.....................          (686)      (11,755)          827
   Federal income tax benefit.................             -        23,637        26,177
   Other current assets.......................        (9,173)      (13,170)        4,682
   Deferred Federal income taxes..............         2,974         9,253        (6,866)
   Accounts payable...........................        (7,638)        7,788           541
   Other current liabilities..................       (38,991)       88,343        56,018
                                                   ---------     ---------     ---------
   Total......................................     $ (71,865)    $ 100,328     $ 118,588
                                                   =========     =========     =========

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                             ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Missouri Pacific Railroad Company and all subsidiaries (the "Registrant"). The Registrant is a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation"). Investments in affiliated companies (20% to 50% owned) are accounted for on the equity method. All material intercompany transactions are eliminated.

MATERIALS AND SUPPLIES

Materials and supplies are carried at the lower of average cost or market.

REVENUE RECOGNITION

Transportation revenues are recognized on a percentage-of-completion basis, while delivery costs are recognized as incurred (See Note 1).

PROPERTIES

Properties are stated at cost. Upon sale or retirement of units of depreciable operating property, gains and losses are charged to accumulated depreciation. With respect to all other property sold or retired (principally land sold for industrial development or as surplus property), cost and any related accumulated depreciation are removed from the accounts and gain or loss is recognized upon disposition.

DEPRECIATION

Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable properties.

INTANGIBLE ASSETS

Intangible and other assets include the cost in excess of fair value of net assets of acquired businesses associated with the Registrant's 1988 purchase of The Missouri-Kansas-Texas Railroad Company (the "Katy"). Amortization is recorded over 40 years on a straight-line basis. The Registrant regularly assesses the recoverability of costs in excess of net assets of acquired businesses through a review of cash flows and fair values of such businesses.

HEDGING TRANSACTIONS

The Registrant periodically hedges hydrocarbon purchases. Gains and losses from these transactions are recognized upon receipt of the commodity.

CHANGE IN PRESENTATION

Certain prior year amounts have been reclassified to conform with the 1993 financial presentation.

   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Changes

In January 1993, the Registrant adopted the following accounting changes with a cumulative after-tax charge to earnings of $125.2 million.

Other Postretirement Benefits ("OPEB")

Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires that the cost of non-pension benefits for retirees be accrued during their period of employment. The adoption of this Statement will not affect future cash funding requirements for these benefits. The OPEB component of the cumulative effect adjustment is a $73.5 million charge. See Note 9.

Income Taxes

SFAS No. 109, "Accounting For Income Taxes", requires the balance sheet approach of accounting for income taxes, whereby assets and liabilities are recorded at the tax rates currently enacted. The Registrant's results were not significantly affected by the adoption of this Statement; however, future results may be affected by changes in the corporate income tax rate. 1993's income tax expense (before accounting changes) rose $26.5 million as a result of the Omnibus Budget Reconciliation Act of 1993 (the "1993 Tax Act") (See Note 5). The income tax component of the cumulative effect adjustment is a $42.2 million charge.

Revenue Recognition

The Registrant changed its method of transportation revenue and expense recognition from accruing both revenues and expenses at the inception of service to the industry practice of allocating revenues between reporting periods based on relative transit time, while recognizing expenses as incurred. The Registrant's results were not, and are not expected to be, significantly affected by this accounting change. The revenue recognition component of the cumulative effect adjustment is a $9.5 million charge.

2.   Related Party Transactions

The Registrant is an affiliate of Union Pacific Railroad Company ("UPRR") and has significant interline rail shipments, equipment rents, and fuel and diesel power exchanges with that railroad. These transactions are settled in a manner similar to that used for comparable transactions with nonaffiliated railroads. Balances representing interline receivables and payables with UPRR are classified as due to affiliated companies.

Certain management and staff functions of the Registrant have been combined with those of UPRR. In addition, the affiliated railroads have centralized purchasing and disbursing functions which are handled by UPRR. Also, repairs to locomotives and freight cars are made on a system-wide basis without regard to ownership or usage. Marketing, administrative and other expenses (including, but not limited to, those discussed above) are allocated to the Registrant based on revenue contribution, gross ton-miles or time in service.

A summary of directly-incurred and allocated costs included in operating expenses (excluding the 1991 special charge - see Note 3) is as follows:

     (Millions of Dollars)                      1993        1992        1991
                                              --------    --------    --------
     Directly-incurred.....................   $1,339.0    $1,392.2    $1,412.0
     Allocated.............................      400.0       379.8       377.2
                                              --------    --------    --------
     Total.................................   $1,739.0    $1,772.0    $1,789.2
                                              ========    ========    ========

Amounts due to and from affiliates, including the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense on such amounts was $65.5 million, $71.1 million, and $65.9 million in 1993, 1992 and 1991, respectively.

3.   Special Charge
In 1991, the Corporation announced a major restructuring program, including a $366 million pretax ($241 million after-tax) charge relating to the Registrant. Of the pretax amount, $221 million represented a provision for severance payments and other costs associated with the reduction in the size of train crews and administrative personnel. The remaining $145 million was for costs related to the disposition of light density rail lines. The Registrant spent $88.8 million and $47.3 million in 1993 and 1992, respectively, relating to the restructuring program.

4.   Accounts Receivable
The Registrant has sold, on a revolving basis, an undivided ownership interest in a designated pool of the Registrant's accounts receivable to UPRR. The undivided ownership interest has been sold by UPRR to third parties. Collection risk on the pool of receivables is minimal. Under the terms of the agreement, UPRR acts as a collection agent for the Registrant. At both December 31, 1993 and 1992, accounts receivable are presented net of $137 million in proceeds generated from the receivables sold.

5.   Income Taxes
The Registrant is included in the consolidated income tax return of the Corporation. The consolidated income tax liability of the Corporation is allocated among the parent and its subsidiaries on the basis of their separate contributions to the consolidated income tax liability, with full benefit of tax losses and credits made available through consolidation being allocated to the individual companies generating such losses and credits.

In August 1993, President Clinton signed the 1993 Tax Act into law raising the Federal corporate income tax rate to 35 percent from 34 percent retroactive to January 1. As a result, 1993 income tax expense increased by $26.5 million:
$23.1 million for the one-time non-cash recognition of deferred income taxes related to prior periods and $3.4 million of incremental current year Federal income tax expense.

Components of income tax expense for the Registrant are as follows:

     (Thousands of Dollars)                               1993
                                                        --------
     Current:  Federal                                  $ 70,619
               State                                       7,802
                                                        --------
               Total Current                              78,421
                                                        --------
     Deferred: Federal                                    64,799
               State                                       1,973
                                                        --------
               Total Deferred                             66,772
                                                        --------
     Total                                              $145,193
                                                        ========

Prior years' components of tax expense (benefit) (in thousands), which have not been restated to reflect the adoption of SFAS No. 109 (see Note 1), were $59,952 in 1992 and $(41,824) in 1991 for current Federal income tax expense and $38,916 in 1992 and $(20,294) in 1991 for deferred Federal income tax expense.

The tax effect of differences in the timing of revenues and expenses for tax and financial reporting purposes is as follows:

     (Thousands of Dollars)                                1993
                                                        ----------
     Net current deferred tax asset -
        Restructuring and other reserves...             $  (63,823)
                                                        ----------
     Excess tax over book depreciation.....              1,087,992
     State taxes - net.....................                114,566
     Postretirement benefits...............                (40,418)
     Special charge........................                (61,173)
     Other.................................                108,423
                                                        ----------
     Net long-term deferred tax liability..              1,209,390
                                                        ----------
     Net deferred tax liability............             $1,145,567
                                                        ==========

A reconciliation between statutory and effective tax rates is as follows:

                                                 1993       1992       1991
                                                ------     ------     -------
     Statutory tax rate...................       35.0%      34.0%     (34.0)%
     Cumulative effect of Federal rate
        increase..........................        6.7          -          -
     State taxes - net....................        1.8          -          -
     Dividend exclusion...................        (.6)       (.9)      (4.3)
     Other................................        (.7)        .9        1.7
                                                ------     ------     -------
     Effective tax rate...................       42.2%      34.0%     (36.6)%
                                                ======     ======     =======

Payments of income taxes were $101.8 million in 1993. No taxes were paid for the years 1992 or 1991. The Corporation believes it has adequately provided for income taxes.

6.   Debt

Long-term debt at December 31, 1993 and 1992 is summarized below:

     (Thousands of Dollars)                                      1993         1992
                                                               --------     --------
     Mortgage bonds, 4.25% to 5.00%, due through 2030.....     $181,380     $183,206

     Equipment obligations, 8.45% to 15.50%,
        due through 2001..................................      118,903      172,156

     Mortgage, 11.50%, due through 2011...................        4,121        4,161

     Notes Payable, Federal Financing Bank, 7.17% to
        10.66%, guaranteed by United States of America,
        due through 1997..................................       14,045       16,185

     Income debentures, 5.00%, due 2045 and 2054..........      101,720      101,720

     Subordinated income debentures, 5-1/2%, due 2033.....       27,965       51,665

     Certificates constituting a charge on income -
        non-interest bearing, payable only from available
        income............................................       29,348       29,348

     Capitalized leases, 7.25% to 14.00%, due through 2003       31,381       40,814

     Convertible installment note, 7.50%, guaranteed by
        the Corporation and convertible into the
        Corporation's common stock at a conversion price
        of $31.68 per share...............................            -       24,526

     Other................................................        2,330          206

     Unamortized discount.................................      (24,502)     (21,436)
                                                               --------     --------
                                                                486,691      602,551

     Less: Debt due within one year.......................       53,253       59,805
                                                               --------     --------
     Total debt due after one year........................     $433,438     $542,746
                                                               ========     ========

Maturities of long-term debt (in thousands of dollars) for each year 1994 through 1998 are $53,253, $41,555, $23,652, $22,526 and $7,625, respectively.
Substantially all properties secure the outstanding equipment obligations and mortgage bonds.

Certain debt agreements impose dividend restrictions on the Registrant. The amount of retained earnings available for dividends at December 31, 1993 was $822.2 million. See Note 8 for other dividend restrictions.

Terms of certain of the Registrant's mortgage bonds, the 5% income debentures and the 5-1/2% subordinated income debentures require that interest be paid only from "available income", as defined in the indenture agreements. The mortgage bonds and 5% income debentures impose sinking fund and other restrictions in the event all interest is not paid. All interest was paid on the mortgage bonds and 5% income debentures for each of 1993, 1992 and 1991.

The Registrant assumed the 5-1/2% subordinated income debentures (the "Debentures") in connection with the Katy acquisition. Current interest must be paid only to the extent that there is available income remaining after allocation to a capital fund for the purpose of reimbursing the Registrant for certain capital expenditures. Unpaid interest accumulates to an amount not in excess of 16-1/2% of the principal amount of the Debentures and is paid only to the extent that there is available income remaining after payment of the current interest.

The certificates constituting a charge on income (the "Certificates"), which were also assumed as part of the Katy acquisition, do not bear interest and payments to a sinking fund for the Certificates are made only from available income, as defined in such Certificates. Available income must be applied to the capital fund, current and accumulated interest on the Debentures and a sinking fund for the Debentures before any payment is made to the sinking fund for the Certificates.

Available income of $15.2 million was generated in 1993 with respect to the Debentures and the Certificates. As a result, an interest payment on the Debentures of $2.6 million will be made in 1994, representing $1.5 million for 1993 interest and $1.1 million for remaining unpaid accumulated interest. In addition, $6.9 million of available income will be applied to the capital fund, $2.3 million will be applied to the sinking funds for the Debentures and the Certificates, and $3.4 million will be applied as dividends on the Registrant's Class A stock (See Note 8). Amounts applied to sinking funds may be covered by the cost of securities previously repurchased by the Registrant or the Katy. After the 1994 interest payment, all unpaid accumulated interest on the Debentures will have been paid to debentureholders. Amounts in the capital fund which are unused or unappropriated for the reimbursement of capital expenditures may not exceed $4.0 million at any time, and after the application of 1993 available income there will be no unused or unappropriated capital fund balance.

During 1993, $23.7 million of the outstanding Debentures were reacquired, principally in connection with a lawsuit settlement. In addition, in February 1993, the remaining $25 million of the 7.50% Exchangeable Guaranteed Notes due 2003, which were issued in conjunction with the acquisition of the Katy, were exchanged for approximately 774,000 shares of the Corporation's common stock.

The Registrant's total interest payments approximate interest expense net of intercompany interest described in Note 2.

At December 31, 1993, the carrying amount of the Registrant's long and short-term debt exceeded its fair value by approximately 21%, estimated using quoted market prices or the Registrant's current borrowing rates.

7.   Lease Commitments

The Registrant leases a general office building, computer equipment and transportation equipment under long-term and contingent lease agreements. The following amounts relating to capital leases are included in properties:

      (Thousands of Dollars)                              1993        1992
                                                        --------    --------
      Leased properties .........................       $ 88,960    $ 95,445
      Accumulated amortization ..................        (61,581)    (59,744)
                                                        --------    --------
      Net .......................................       $ 27,379    $ 35,701
                                                        ========    ========

Future minimum lease payments for capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993 are as follows:

                                                       Operating       Capital
        (Thousands of Dollars)                          Leases         Leases
                                                       ---------       -------
        1994 ..................................         $22,048        $ 9,766
        1995 ..................................          11,389          8,273
        1996 ..................................           8,170          7,244
        1997 ..................................           6,424          6,279
        1998 ..................................           5,539          3,822
        Later years ...........................          33,207          4,630
                                                        -------        -------
        Total minimum lease payments ..........         $86,777         40,014
                                                        =======        -------
        Amount representing interest ..........                          8,633
                                                                       -------
        Present value of net minimum
          capital lease payments ..............                        $31,381
                                                                       =======

A summary of rental expense charged to operations is as follows:

  (Thousands of Dollars)                            1993         1992        1991
                                                  --------     --------    --------
  Minimum rentals under long-term
    operating leases .....................        $ 22,716     $ 22,907    $ 23,952
  Contingent rentals under operating
    leases (net):
      Transportation equipment............         213,070      211,405     221,278
      Joint facility......................          (3,200)      12,814      22,999
      Computer equipment..................           8,065        6,381       4,651
                                                  --------     --------    --------
  Total...................................        $240,651     $253,507    $272,880
                                                  ========     ========    ========

  8.  Capital Stock

Concurrently with the acquisition of the Katy, 80 shares of the Registrant's $1.00 par value common stock were exchanged for 80 shares of $1.00 par value Class A stock. The remaining 920 shares of common stock outstanding and the 80 shares of Class A stock have identical voting rights and other privileges except with respect to dividends.

The Class A stock is entitled to a cash dividend whenever a dividend is declared on the common stock, in an amount which equals 8% of the sum of the dividends on both the Class A stock and the common stock. However, dividends may be declared and paid on the Class A stock only when there is unappropriated available income in respect of prior calendar years which is sufficient to make a sinking fund payment equal to 25% of such dividend for the benefit of the Debentures or the Certificates. To the extent that dividends are paid on the common stock but not the Class A stock because the amount of unappropriated available income is insufficient to make such a sinking fund payment, a special cash dividend on the Class A stock shall be paid when sufficient unappropriated available income exists to make the sinking fund payment. Such insufficiency does not affect the Registrant's right to declare dividends on the common stock. Available income for 1993 will be sufficient to provide for a $3.4 million special cash dividend on the Class A stock (see Note 6), to be paid in 1994. After such payment, dividends in arrears on the Class A stock will total $25.1 million.

There are no other dividend restrictions on the Registrant's capital stock other than those described in Note 6.

9.  Retirement Plans

The Registrant participates in the Corporation's defined benefit pension plans covering substantially all salaried employees. Pension plan benefits are based on years of service and compensation during the last years of employment. Company contributions to the plans are calculated based on the Projected Unit Credit actuarial funding method and are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Pension expense allocated to the Registrant under the Corporation's plans amounted to $17.7 million in 1993, $14.8 million in 1992, and $11.6 million in 1991.

The Registrant provides postretirement health care and life insurance benefits to substantially all salaried and certain hourly employees through participation in the Corporation's postretirement benefit plans. The Corporation adopted the provisions of SFAS No. 106 (See Note 1) in January 1993. Railroad agreement employees' health care benefits are covered by a separate multiemployer plan and therefore are not subject to the provisions of this Statement. The Registrant's cash payments for these benefits (which were not affected by the adoption of SFAS No. 106) were $5 million in 1993. The Registrant's Accumulated Postretirement Benefit Obligation at December 31, 1993 and its 1993 postretirement benefit expense were $119 million and $9 million, respectively. In late 1993, the Corporation amended its postretirement health care plans to provide greater employee cost sharing. As a result, the Registrant's future plan expense will be reduced. The Corporation does not currently pre-fund health care and life insurance benefit costs.

10.     Contingent Liabilities

There are various lawsuits pending against the Registrant. The Registrant is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Registrant has recorded a liability. The Registrant does not expect that the lawsuits or environmental costs will have a material adverse effect on its consolidated financial position or its results of operations.

11.     Supplemental Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for 1993 and 1992 are as follows:

                      First       Second      Third        Fourth        Total
                    --------     --------    --------     --------    ----------
(Thousands of Dollars)
Operating    1993   $527,474     $541,647    $529,843     $550,140    $2,149,104
Revenues:    1992    526,871      544,281     541,857      516,990     2,129,999

Operating    1993     84,891      114,528      98,948      111,766       410,133
Income:      1992     81,241      110,714     100,445       65,587       357,987

Net Income   1993    (84,521)(b)   61,644      26,966(c)    69,678        73,767(b)
(Loss):      1992     33,446       58,574      52,324       46,888(a)    191,232


(a) Includes an $18 million after-tax gain relating to the sale of a non-operating property.

(b) Income before the cumulative effect of accounting changes (see Note 1) was $40.6 million for the first quarter of 1993 and $198.9 million for the total year 1993.

(c) Includes a $23.1 million increase in income tax expense resulting from the retroactive portion of the 1993 Tax Act (see Note 5).


                 MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          For the Years Ended December 31, 1993, 1992 and 1991

                                         (Thousands of Dollars)


                                 Balance at                                                         Balance at
                                  Beginning        Additions                           Other          End of
Classification                     of Year          at Cost        Retirements        Changes          Year
                                 -----------       ---------       -----------        --------      -----------
December 31, 1993:
Road .....................        $3,777,554        $279,929        $ (75,232)        $ 39,421       $4,021,672
Railroad equipment .......         1,762,634          35,183          (55,550)          18,096        1,760,363
Other ....................            74,733              80           (5,512)           6,749           76,050
                                  ----------        --------        ---------         --------       ----------
     Total ...............        $5,614,921        $315,192        $(136,294)        $ 64,266(A)    $5,858,085
                                  ==========        ========        =========         ========       ==========

December 31, 1992:
Road .....................        $3,612,094        $246,927        $ (77,461)        $ (4,006)      $3,777,554
Railroad equipment .......         1,787,897          19,974          (47,339)           2,102        1,762,634
Other ....................           114,598               1          (46,043)           6,177           74,733
                                  ----------        --------        ---------         --------       ----------
     Total ...............        $5,514,589        $266,902        $(170,843)        $  4,273       $5,614,921
                                  ==========        ========        =========         ========       ==========

December 31, 1991:
Road .....................        $3,488,968        $189,352        $ (92,392)        $ 26,166       $3,612,094
Railroad equipment .......         1,798,014           7,110          (36,078)          18,851        1,787,897
Other ....................           110,975               -           (6,414)          10,037          114,598
                                  ----------        --------        ---------         --------       ----------
     Total ...............        $5,397,957        $196,462        $(134,884)        $ 55,054       $5,514,589
                                  ==========        ========        =========         ========       ==========

(A)  Principally reflects adjustments required in the adoption of Statement of Financial Accounting Standards
     No. 109, "Accounting for Income Taxes".  See Note 1 to the Financial Statements.

                MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTIES
                          For the Years Ended December 31, 1993, 1992 and 1991

                                         (Thousands of Dollars)


                                    Balance at      Additions                                        Balance at
                                     Beginning       Charged                         Other             End of
Classification                       of Year       to Expense       Retirements     Changes             Year
                                   -----------     ----------       -----------    ----------        ----------
December 31, 1993:
Road .........................     $  787,564       $119,979         $ (87,379)     $  74,204        $  894,368
Railroad equipment ...........        839,309         84,716           (39,418)       (61,266)          823,341
Other ........................         37,536            572            (3,448)           (11)           34,649
                                   ----------       --------         ---------      ---------        ----------
     Total ...................     $1,664,409       $205,267         $(130,245)     $  12,927        $1,752,358
                                   ==========       ========         =========      =========        ==========

December 31, 1992:
Road .........................     $  756,970       $115,366         $ (84,872)     $     100        $  787,564
Railroad equipment ...........        794,304         85,670           (41,335)           670           839,309
Other ........................         40,644          1,719            (5,375)           548            37,536
                                   ----------       --------         ---------      ---------        ----------
    Total ....................     $1,591,918       $202,755         $(131,582)     $   1,318        $1,664,409
                                   ==========       ========         =========      =========        ==========

December 31, 1991:
Road .........................     $  685,563       $105,159         $ (96,098)     $  62,346        $  756,970
Railroad equipment ...........        734,484         86,829           (27,468)           459           794,304
Other ........................         27,983          2,177            (1,867)        12,351            40,644
                                   ----------       --------         ---------      ---------        ----------
     Total ...................     $1,448,030       $194,165         $(125,433)     $  75,156 (A)    $1,591,918
                                   ==========       ========         =========      =========        ==========

(A)  Includes $49 million relating to the special charge.  See Note 3 to the Financial Statements.


    MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              For the Years Ended December 31, 1993, 1992 and 1991

                            (Thousands of Dollars)


          Item                                1993         1992        1991
                                             --------    --------    --------
Maintenance and repairs ................     $377,993    $399,049    $378,116
                                             ========    ========    ========

Taxes other than payroll and
 income taxes:
  Property and ad valorem ..............     $ 28,765    $ 29,414    $ 25,375
  Other state and local taxes ..........        4,977       6,264       9,826
                                             --------    --------    --------
     Total .............................     $ 33,742    $ 35,678    $ 35,201
                                             ========    ========    ========

  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                           1993 COMPARED TO 1992

     In the first quarter of 1993, the Registrant recorded a $125.2 million after-tax charge to reflect the adoption of new Financial Accounting Standards Board ("FASB") pronouncements as described in Note 1 to the Financial Statements. In the third quarter, the Registrant recorded a $23.1 million charge reflecting a deferred tax adjustment that resulted from the 1993 Tax Act (see Note 5 to the Financial Statements). As a result of these accounting adjustments and the effects of weather-related traffic interruptions, the Registrant's net income declined to $73.8 million compared to $191.2 million in 1992. Excluding the accounting adjustments, the Registrant would have earned $222.1 million in 1993.

OPERATING REVENUES

     Operating revenues increased $19 million to $2.1 billion (despite being adversely affected by the severe winter and the record 1993 flooding in the Midwest), reflecting a 2% increase in carloadings offset by a 2% decline in average revenue per car. Carloadings increased in intermodal (11%), automotive (5%) and chemicals (2%), while decreases occurred in grain and grain products (2%), food/ consumer/government (1%) and metals/minerals/forest (1%). Energy traffic remained flat compared to the prior year.

OPERATING EXPENSES

     Operating expenses totaled $1.7 billion, $33 million (2%) lower than a year ago, as weather-related cost increases were more than offset by increased charges to other carriers and efficiency-driven expense containment. Other costs declined $26 million due to flood-related increases in repair work on joint facility lines billed to other roads, additional third-party billings, higher overhead credits for work performed on capital projects, and trackage rights settlements. Salary and wages decreased $5 million as productivity improvements and train crew reductions offset both volume and weather-related increases and wage and benefit inflation. Material and supplies expense declined $3 million as improved materials management offset weather-related usage increases. Fuel and utility expense also decreased $3 million as lower fuel prices and an improved fuel consumption rate offset volUme growth. These lower costs were partially offset by higher depreciation charges, which resulted from the implementation of SFAS No. 109 and continuing capital spending, and a $1 million increase in rent expense caused by higher volumes.

OPERATING INCOME

     Operating income rose $52 million to $410 million as a result of continued cost containment and volume growth.

OTHER CHANGES

     Interest expense decreased $16 million, mainly the result of lower interest rates, the repayment of maturing equipment trust obligations, the exchange of the 7.5% Exchangeable Guaranteed Notes and the repurchase of certain Missouri-Kansas-Texas Railroad Company 5-1/2% Subordinated Income Debentures (the "Debentures") (see Notes 2 and 6 to the Financial Statements). Other income decreased $14 million, primarily the result of lower real estate sales, partially offset by a $3.5 million pretax gain on repurchases of Debentures. Income taxes increased $46 million as a result of the 1% increase in the Federal income tax rate, higher pretax earnings and the adoption of SFAS No. 109.

OTHER MATTERS

     The FASB has issued Statements No. 112, "Employers' Accounting for Postemployment Benefits", and No. 115, "Accounting for Certain Investments in Debt and Equity Securities", both effective by January 1994. Statement No. 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but prior to retirement. Statement No. 115 creates new reporting classifications for investments in debt and certain equity securities. Management has evaluated these Statements and has determined that they will not have a significant effect on the Registrant.

                                 EXHIBIT INDEX

Exhibit
Number
- -------

(3)(a) Registrant's Certificate of Incorporation, amended effective as of August 12, 1988, is incorporated herein by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1988.

(3)(b) Registrant's By-laws, amended effective as of September 1, 1992, are incorporated herein by reference to Exhibit 3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992.

(4) Pursuant to various indentures and other agreements, the Registrant has issued long-term debt, but no such agreement has securities or obligations covered thereby which exceed 10% of consolidated assets. The Registrant agrees to furnish a copy of any such indenture or agreement to the Securities and Exchange Commission upon request.

(24)        Powers of attorney executed by the directors of the Registrant.