Form 10-Q
period 1994-03-31
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1994-05-12
CIK 310183

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from________________________ to ___________________

Commission file number 1-7817

                     MISSOURI PACIFIC RAILROAD COMPANY
          (Exact name of Registrant as specified in its charter)

           DELAWARE                                         43-1118635
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                      1416 DODGE STREET, OMAHA, NEBRASKA
                   (Address of principal executive offices)

                                    68179
                                 (Zip Code)

                               (402) 271-5000
            (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
   -------    -------

        On April 29, 1994, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      MISSOURI PACIFIC RAILROAD COMPANY
                                   INDEX


                      PART I.  FINANCIAL INFORMATION
                      ------------------------------



                                                                     Page Number
                                                                     -----------

ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          STATEMENT OF CONDENSED CONSOLIDATED FINANCIAL POSITION -
               At March 31, 1994 and December 31, 1993 . . . . . . . .   1 - 2

          STATEMENT OF CONDENSED CONSOLIDATED INCOME AND
               RETAINED EARNINGS - For the Three Months Ended
               March 31, 1994 and 1993 . . . . . . . . . . . . . . . .     3

          STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS - For
                the Three Months Ended March 31, 1994 and 1993 . . . .     4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . .     5

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
               OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .     6




                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 1:   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .      7

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .      7

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

          STATEMENT OF CONDENSED CONSOLIDATED FINANCIAL POSITION
        ----------------------------------------------------------
                          (Thousands of Dollars)
                                (Unaudited)


                                                   March 31,      December 31,
ASSETS                                               1994            1993
- ------                                            -----------    --------------
Current Assets:
     Cash and temporary investments. . . . . .  $     7,788       $     7,131
     Accounts receivable - Net . . . . . . . .       96,249            84,425
     Materials and supplies. . . . . . . . . .       92,670            83,563
     Deferred income taxes . . . . . . . . . .       63,823            63,823
     Other current assets  . . . . . . . . . .       73,789            72,293
                                                -----------       -----------

        Total Current Assets. . .  . . . . . .      334,319           311,235
                                                -----------       -----------

Investments:
     Investments in and advances to
       affiliated companies. . . . . . . . . .       42,257            42,588
     Other investments . . . . . . . . . . . .       14,910            12,743
                                                -----------       -----------
       Total Investments . . . . . . . . . . .       57,167            55,331
                                                -----------       -----------

Properties:
     Road                                         4,072,916         4,021,672
     Equipment . . . . . . . . . . . . . . . .    1,751,117         1,760,363
     Other                                           75,949            76,050
                                                -----------       -----------
       Total Properties. . . . . . . . . . . .    5,899,982         5,858,085
         Accumulated depreciation and
         amortization. . . . . . . . . . . . .   (1,776,083)       (1,752,358)
                                                -----------       -----------

       Properties - Net. . . . . . . . . . . .    4,123,899         4,105,727
                                                -----------       -----------

Intangible and Other Assets. . . . . . . . . .       75,889            82,787
                                                -----------       -----------

     Total Assets. . . . . . . . . . . . . . .  $ 4,591,274       $ 4,555,080
                                                ===========       ===========

         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

          STATEMENT OF CONDENSED CONSOLIDATED FINANCIAL POSITION
         ----------------------------------------------------------
             (Thousands of Dollars, Except Per Share Amounts)
                                (Unaudited)


                                                   March 31,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                1994               1993
- ------------------------------------             -----------       -------------
Current Liabilities:
     Accounts payable. . . . . . . . . . . . .   $   18,016        $   26,266
     Accrued wages and vacation. . . . . . . .      126,497           125,974
     Income and other taxes payable. . . . . .      108,930            86,541
     Interest payable. . . . . . . . . . . . .       18,443            17,525
     Restructuring reserve . . . . . . . . . .       67,000            67,000
     Debt due within one year. . . . . . . . .       48,531            53,253
     Due to affiliated companies - Net . . . .      819,884           796,523
     Casualty and other reserves . . . . . . .      108,532           109,769
     Other current liabilities . . . . . . . .      104,365            93,669
                                                 ----------        ----------

     Total Current Liabilities . . . . . . . .    1,420,198         1,376,520
                                                 ----------        ----------

Debt Due After One Year. . . . . . . . . . . .      422,664           433,438
                                                 ----------        ----------

Deferred Income Taxes  . . . . . . . . . . . .    1,214,527         1,209,390
                                                 ----------        ----------

Retiree Benefits Obligation  . . . . . . . . .      160,872           160,564
                                                 ----------        ----------

Restructuring Reserve. . . . . . . . . . . . .       23,510            44,432
                                                 ----------        ----------

Other Liabilities. . . . . . . . . . . . . . .      178,743           183,830
                                                 ----------        ----------
Stockholder's Equity:
     Common stock - $1.00 par value; 920
       shares authorized and outstanding in
       1994 and 1993 . . . . . . . . . . . . .            1                 1
     Class A stock - $1.00 par value; 80
       shares authorized and outstanding . . .            -                 -
     Capital surplus . . . . . . . . . . . . .      205,342           205,342
     Retained earnings . . . . . . . . . . . .      965,417           941,563
                                                 ----------        ----------
        Total Stockholder's Equity. .  . . . .    1,170,760         1,146,906
                                                 ----------        ----------
        Total Liabilities and
          Stockholder's Equity. . .  . . . . .   $4,591,274        $4,555,080
                                                 ==========        ==========

         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

     STATEMENT OF CONDENSED CONSOLIDATED INCOME AND RETAINED EARNINGS
            For The Three Months Ended March 31, 1994 and 1993
     ----------------------------------------------------------------
                           (Thousands of Dollars)
                                (Unaudited)


                                                        1994        1993
                                                      --------    --------

Operating Revenues . . . . . . . . . . . . . . . .    $568,216    $527,474
                                                      --------    --------
Operating Expenses:
     Salaries, wages and
       employee benefits . . . . . . . . . . . . .     200,597     197,252
     Equipment and other rents . . . . . . . . . .      71,598      55,168
     Depreciation and amortization . . . . . . . .      52,794      51,209
     Fuel and utilities. . . . . . . . . . . . . .      40,082      36,487
     Materials and supplies. . . . . . . . . . . .      32,906      31,142
     Other costs . . . . . . . . . . . . . . . . .      75,729      71,325
                                                      --------    --------

       Total . . . . . . . . . . . . . . . . . . .     473,706     442,583
                                                      --------    --------

Operating Income . . . . . . . . . . . . . . . . .      94,510      84,891
Other Income - Net . . . . . . . . . . . . . . . .       9,872       5,705
Interest Expense . . . . . . . . . . . . . . . . .     (24,643)    (25,992)
                                                      --------    --------

Income Before Income Taxes and the
     Cumulative Effect of Accounting Changes . . .      79,739      64,604

Income Taxes . . . . . . . . . . . . . . . . . . .     (28,945)    (23,957)
                                                      --------    --------

Income Before Cumulative Effect of Changes
     in Accounting Principles. . . . . . . . . . .      50,794      40,647

Cumulative Effect to January 1, 1993 of
     Changes in Accounting Principles (Note 2) . .           -    (125,168)
                                                      --------    --------
       Net Income (Loss) . . . . . . . . . . . . .    $ 50,794    $(84,521)
                                                      ========    ========
Reained Earnings:
     Beginning of period . . . . . . . . . . . . .    $941,563    $957,796
     Net Income (Loss) . . . . . . . . . . . . . .      50,794     (84,521)
     Dividends to parent . . . . . . . . . . . . .     (26,940)    (22,500)
                                                      --------    --------

     End of period . . . . . . . . . . . . . . . .    $965,417    $850,775
                                                      ========    ========

         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

               STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS
             For the Three Months Ended March 31, 1994 and 1993
          ----------------------------------------------------------
                           (Thousands of Dollars)
                                 (Unaudited)


                                                       1994        1993
                                                     --------    --------

Cash Flows from Operating Activities:
     Net Income (Loss) . . . . . . . . . . . . . .   $ 50,794    $(84,521)
     Non-Cash Charges to Income:
       Depreciation and amortization . . . . . . .     52,794      51,209
       Deferred income taxes . . . . . . . . . . .      4,977       3,389
       Cumulative effect of changes in
         accounting principles (Note 2). . . . . .          -     125,168
       Other - Net . . . . . . . . . . . . . . . .      3,149     (12,895)
     Changes in Current Assets and Liabilities . .     (2,110)     (5,703)
     Cash Used for Special Charge. . . . . . . . .    (20,922)     (8,445)
                                                     ---------   --------

       Cash from Operations. . . . . . . . . . . .     88,682      68,202
                                                     ---------   --------

Investing Activities:
     Capital investments . . . . . . . . . . . . .    (61,933)    (57,666)
     Other - Net . . . . . . . . . . . . . . . . .     (6,895)     (6,172)
                                                     --------    --------

       Cash Used in Investing
         Activities. . . . . . . . . . . . . . . .    (68,828)    (63,838)
                                                     --------    --------
Financing Activities:
     Debt repaid (Note 3). . . . . . . . . . . . .    (15,618)    (42,294)
     Dividends paid to parent. . . . . . . . . . .    (26,940)    (22,500)
     Advances from (to) affiliated
       companies - Net . . . . . . . . . . . . . .     23,361      64,918
                                                     --------    --------

       Cash Generated (Used) in
         Financing Activities. . . . . . . . . . .    (19,197)        124
                                                     --------    --------

       Net Change in Cash and Temporary
         Investments . . . . . . . . . . . . . . .   $    657    $  4,488
                                                     ========    ========

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------------
                                (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of the Registrant, a wholly-owned indirect subsidiary of Union Pacific Corporation (the "Corporation"), are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Statement of Condensed Consolidated Financial Position at December 31, 1993 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results for the year ending December 31, 1994.

2. ACCOUNTING CHANGES - In January 1993, the Registrant adopted the Financial Accounting Standards Board's pronouncements covering the recognition of postretirement benefits other than pensions and accounting for income taxes, as well as a pro-rata method of recognizing transportation revenues and expenses. The cumulative effect of adopting these accounting changes was a one-time, after-tax charge to earnings of $125 million. Prior years' financial statements were not restated.

3. PRICE RISK MANAGEMENT - The Registrant utilizes futures contracts, option contracts and swap agreements as hedges to manage variability of diesel fuel costs. Gains and losses on these contracts are recognized upon delivery of the commodity. The Registrant has purchased fixed price contracts to hedge approximately 30 percent of its remaining 1994 diesel fuel consumption at $0.44 per gallon. Credit risk related to these activities is minimal.

4. CONTINGENCIES - There are various lawsuits pending against the Registrant and certain of its subsidiaries. The Registrant is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Registrant has recorded a liability. The Registrant does not expect that the lawsuits or environmental costs, will have a material adverse effect on its consolidated financial position or its results of operations.

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMP

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS Three Months Ended March 31, 1994 Compared to March 31, 1993
       ------------------------------------------------------------

Operating Revenues
- ------------------
     Operating revenues grew $41 million (8%) primarily reflecting a 10% gain in carloadings, partially offset by a 2% decline in average revenue per car. Commodity groups showing year-over-year carloadings improvement included energy (25%), automotive (17%), intermodal (15%) and chemicals (8%), while declines occurred in grain (4%) and food/consumer/government (3%).

Operating Expenses
- ------------------
     Operating expenses totaled $474 million, $31 million (7%) higher than a year ago. Growing volumes accounted for an increase of $16 million in equipment and other rents. Employee injury expense rose $8 million, as continuing declines in the number of injuries were more than offset by higher settlement costs. Fuel costs increased $4 million, as a 10% increase in gross ton-miles was partially offset by a 5% decrease in fuel price. Salaries, wages and employee benefits increased $3 million, as higher volumes and benefits inflation were largely offset by continued improvements in labor productivity. Material and supply costs also rose $2 million and depreciation expense increased $2 million because of continued investment in capacity.

Operating Income
- ----------------
     Operating income increased $10 million (11%), as a result of the volume improvements.

Other Changes
- --------------
     Interest expense decreased $1 million as a result of lower interest on equipment trust obligations. Other income increased $4 million, primarily the result of increased real estate activity.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1. LEGAL PROCEEDINGS
        -----------------

As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (the 1993 10-K Report), the Registrant and its affiliate, Union Pacific Railroad Company (UPRR), received Complaints and Notices of Opportunity for Hearing from Region VIII of the Environmental Protection Agency (EPA) alleging various violations of the Toxic Substances Control Act at USPCI, Inc.'s Clive, Utah and Timpe, Utah transfer facilities, including the failure to properly mark railcars containing polychlorinated biphenyls (PCBs), failure to properly dispose of PCB waste, failure to properly contain or store PCB waste and failure to properly manifest PCB waste. The Complaints included proposed penalties totalling $95,000 and $295,000, for UPRR and the Registrant, respectively. UPRR and the Registrant have agreed to settle these alleged violations with the EPA for a total penalty payment of $20,000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)    Exhibits
               --------
               None.

        (b)   Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended March 31, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May, 1994.



                               MISSOURI PACIFIC RAILROAD COMPANY



                               By  /s/ C. E. Billingsley
                                   --------------------------------------
                                   C. E. Billingsley,
                                   Chief Accounting Officer





                               By  /s/ D. C. Lewis
                                   --------------------------------------
                                   D. C. Lewis,
                                   Assistant Vice President - Finance