Form 10-Q
period 1994-06-30
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1994-08-15
CIK 310183

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from__________________________ to ____________________

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

        On July 29, 1994, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     MISSOURI PACIFIC RAILROAD COMPANY

                                   INDEX


                      PART I.  FINANCIAL INFORMATION
                      ------------------------------



																																																												        Page Number
																																																												        -----------

ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
               At June 30, 1994 and December 31, 1993...............    1 - 2

          CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
             RETAINED EARNINGS - For the Three Months and Six Months
               Ended June 30, 1994 and 1993.........................      3

          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
             the Six Months Ended June 30, 1994 and 1993............      4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......      5

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
             OPERATIONS.............................................      6



                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.........................       7

SIGNATURES.........................................................       8

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
          ------------------------------------------------------
                          (Thousands of Dollars)
                                (Unaudited)

																																													      June 30,       December 31,
ASSETS																																										 				1994  				  		  1993
- ------                                            ----------      -----------
Current Assets:
     Cash and temporary investments. . . . . .  $      6,819     $      7,131
     Accounts receivable - Net . . . . . . . .        84,114           84,425
     Materials and supplies. . . . . . . . . .        95,220           83,563
     Deferred income taxes . . . . . . . . . .        63,823           63,823
     Other current assets  . . . . . . . . . .        75,850           72,293
                                                  ----------      -----------

     TotaL Current Assets. . . . . . . . . . .       325,826          311,235
                                                  ----------      -----------


Investments:
     Investments in and advances to
       affiliated companies. . . . . . . . . .        45,219           42,588
     Other investments . . . . . . . . . . . .        13,280           12,743
                                                  ----------      -----------

     Total Investments . . . . . . . . . . . .        58,499           55,331
                                                  ----------      -----------

Properties:
     Road. . . . . . . . . . . . . . . . . . .     4,112,828        4,021,672
     Equipment . . . . . . . . . . . . . . . .     1,753,583        1,760,363
     Other . . . . . . . . . . . . . . . . . .        75,965           76,050
                                                  ----------       ----------

          Total Properties. . . . . . . . . .      5,942,376        5,858,085
            Accumulated depreciation and
            amortization. . . . . . . . . . .     (1,789,225)      (1,752,358)
                                                  ----------       ----------

     Properties - Net. . . . . . . . . . . . .     4,153,151        4,105,727
                                                  ----------       ----------

Intangible and Other Assets. . . . . . . . . .        72,615           82,787
                                                  ----------       ----------

     Total Assets. . . . . . . . . . . . . . .    $4,610,091       $4,555,080
                                                  ==========       ==========

         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
             (Thousands of Dollars, Except Per Share Amounts)
                               (Unaudited)


                                                  June 30,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                1994             1993
- ------------------------------------             ----------      ------------

Current Liabilities:
     Accounts payable. . . . . . . . . . . . .   $   18,597        $   26,266
     Accrued wages and vacation. . . . . . . .      123,320           125,974
     Income and other taxes payable. . . . . .      137,846            86,541
     Interest payable. . . . . . . . . . . . .       11,845            17,525
     Restructuring reserve . . . . . . . . . .       67,000            67,000
     Debt due within one year. . . . . . . . .       45,869            53,253
     Due to affiliated companies - Net . . . .      780,100           796,523
     Casualty and other reserves . . . . . . .      108,305           109,769
     Other current liabilities . . . . . . . .      103,141            93,669
                                                 ----------        ----------

          Total Current Liabilities  . . . . .    1,396,023         1,376,520
                                                 ----------        ----------

Debt Due After One Year. . . . . . . . . . . .      412,773           433,438
                                                 ----------        ----------

Deferred Income Taxes  . . . . . . . . . . . .    1,221,482         1,209,390
                                                 ----------        ----------

Retiree Benefits Obligation  . . . . . . . . .      161,172           160,564
                                                 ----------        ----------

Restructuring Reserve. . . . . . . . . . . . .       10,795            44,432
                                                 ----------        ----------

Other Liabilities. . . . . . . . . . . . . . .      184,587           183,830
                                                 ----------        ----------
Stockholder's Equity:
     Common stock - $1.00 par value; 920
       shares authorized and outstanding in
       1994 and 1993 . . . . . . . . . . . . .            1                 1
     Class A stock - $1.00 par value; 80
       shares authorized and outstanding . . .           --                --
     Capital surplus . . . . . . . . . . . . .      205,342           205,342
     Retained earnings . . . . . . . . . . . .    1,017,916           941,563
                                                 ----------        ----------
       Total Stockholder's Equity. . . . . . .    1,223,259         1,146,906
                                                 ----------        ----------
     Total Liabilities and
       Stockholder's Equity. . . . . . . . . .   $4,610,091        $4,555,080
                                                 ==========        ==========


           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
       For The Three Months and Six Months Ended June 30, 1994 and 1993
       ----------------------------------------------------------------
                            (Thousands of Dollars)
                                 (Unaudited)


                                              Three Months Ended        Six Months Ended
                                                   June 30,                   June 30,
                                              1994          1993        1994        1993
                                              ------------------        ----------------

Operating Revenues . . . . . . . . . . . .   $  588,670  $  541,647  $1,156,886  $1,069,121
                                             ----------  ----------  ----------  ----------
Operating Expenses:

   Salaries, wages and employee benefits .      191,650     192,877     392,247     390,129
   Equipment and other rents . . . . . . .       66,746      49,900     138,344     105,068
   Depreciation and amortization . . . . .       53,813      51,424     106,607     102,633
   Fuel and utilities (Note 3) . . . . . .       38,120      39,273      78,202      75,760
   Materials and supplies. . . . . . . . .       34,527      31,823      67,433      62,965
   Other costs . . . . . . . . . . . . . .       72,123      61,822     147,852     133,147
                                             ----------  ----------  ----------  ----------

     Total . . . . . . . . . . . . . . . .      456,979     427,119     930,685     869,702


Operating Income . . . . . . . . . . . . .      131,691     114,528     226,201     199,419
Other Income - Net . . . . . . . . . . . .        8,153       7,571      18,025      13,276
Interest Expense . . . . . . . . . . . . .      (24,466)    (26,261)    (49,109)    (52,253)
                                             ----------  ----------  ----------  ----------

Income Before Income Taxes and the
     Cumulative Effect of Accounting Changes    115,378      95,838     195,117     160,442

Income Taxes . . . . . . . . . . . . . . .      (42,819)    (34,194)    (71,764)    (58,151)
                                             ----------   ---------  ----------  ----------
Income Before Cumulative Effect of Changes
     in Accounting Principles. . . . . . .       72,559      61,644     123,353     102,291

Cumulative Effect to January 1, 1993 of
     Changes in Accounting Principles                --          --          --    (125,168)
      (Note 2)                               ----------  ----------  ---------- -----------

     Net Income (Loss) . . . . . . . . . .   $   72,559  $   61,644  $  123,353 $   (22,877)
                                             ==========  ==========  ========== ===========

Retained Earnings:
     Beginning of period . . . . . . . .     $  965,417  $  850,775  $  941,563 $   957,796
     Net Income (Loss) . . . . . . . . .         72,559      61,644     123,353     (22,877)
     Dividends to parent . . . . . . . .        (20,060)    (22,500)    (47,000)    (45,000)
                                             ----------  ----------  ---------- -----------

     End of Period . . . . . . . . . . .     $1,017,916  $  889,919  $1,017,916 $   889,919
                                             ==========  ==========  ========== ===========

            MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                For the Six Months Ended June 30, 1994 and 1993
            --------------------------------------------------------
                             (Thousands of Dollars)
                                  (Unaudited)


                                                       1994            1993
                                                       ----            ----

Cash Flows from Operating Activities:
     Net Income (Loss) . . . . . . . . . . . .     $   123,353   $   (22,877)
     Non-Cash Charges to Income:
       Depreciation and amortization . . . . .         106,607       102,633
       Deferred income taxes . . . . . . . . .          11,411         4,899
       Cumulative effect of changes in
         accounting principles (Note 2). . . .              --       125,168
       Other - Net . . . . . . . . . . . . . .          13,931        48,634
     Changes in Current Assets and Liabilities          21,023       (61,253)
     Cash Used for Special Charge. . . . . . .         (33,637)      (14,890)
                                                   -----------    ----------

     Cash from Operations. . . . . . . . . . .         242,688       182,314
                                                   -----------    ----------

Investing Activities:
     Capital . . . . . . . . . . . . . . . . .        (138,520)     (125,730)
     Other - Net . . . . . . . . . . . . . . .         (12,764)      (12,834)
                                                   -----------    ----------

     Cash Used in Investing
          Activities. . . . . . .  . . . . . .        (151,284)     (138,564)
                                                   -----------    ----------
Financing Activities:
     Debt repaid . . . . . . . . . . . . . . .         (28,293)      (57,331)
     Dividends paid to parent. . . . . . . . .         (47,000)      (45,000)
     Advances from (to) affiliated
          companies - Net. . . . . . . . . . .         (16,423)       62,687
                                                   -----------    ----------

     Cash Used in
          Financing Activities. . . . .  . . .         (91,716)      (39,644)
                                                   -----------    ----------

     Net Change in Cash and Temporary
          Investments . . . .  . . . . . . . .     $      (312)   $    4,106
                                                   ===========    ==========

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                                  (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of the Registrant, a wholly-owned indirect subsidiary of Union Pacific Corporation (the "Corporation"), are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1993 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results for the year ending December 31, 1994.

2. ACCOUNTING CHANGES - In January 1993, the Registrant adopted the Financial Accounting Standards Board's pronouncements covering the recognition of postretirement benefits other than pension accounting for income taxes, as well as a pro-rata method of recognizing transportation revenues and expenses. The cumulative effect of adopting these accounting changes was a one-time, after-tax charge to earnings of $125 million. Prior years' financial statements were not restated.

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

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
            Six Months Ended June 30, 1994 Compared to June 30, 1993
- -------------------------------------------------------------------------------



Operating Revenues
- ------------------
     Operating revenues grew $88 million (8%), primarily reflecting an 11% gain in carloadings. Commodity groups showing year-over-year carloadings improvement included energy (26%), automotive (19%), intermodal (25%), chemicals (6%) and food/consumer/government (2%). Metals, minerals and forest traffic was unchanged, while grain volumes declined 9%. Higher volumes were partially offset by a 2% decline in average revenue per car.

Operating Expenses
- ------------------
     Operating expenses totaled $931 million, $61 million (7%) higher than a year ago. Growing volumes accounted for an increase of $33 million in equipment and other rents. Personal injury expense rose $16 million, as continuing declines in the number of injuries were more than offset by higher settlement costs. Fuel costs increased $2 million, the result of an 11% increase in gross ton-miles, which was partially offset by a 8% decrease in fuel price. Salaries, wages and employee benefits increased $2 million, as higher volumes and benefits inflation were largely offset by continued improvements in labor productivity. Material and supply costs also rose
$4 million and depreciation expense increased $4 million because of continued investment in capacity.

Operating Income
- ----------------
     Operating income increased $27 million (13%), as a result of the volume improvements.

Other Changes
- -------------
     Interest expense decreased $3 million as a result of lower interest on equipment trust obligations. Other income increased $5 million, primarily the result of increased real estate activity and income on the settlement of an insurance claim. Income taxes increased $14 million as a result of increased earnings and a 1% increase in the federal income tax rate.

PART II.  OTHER INFORMATION
- ----------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a)Exhibits
        --------
        None.

     (b)Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter ended June 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of August, 1994.



    MISSOURI PACIFIC RAILROAD COMPANY



    By     /s/ C. E. Billingsley
    --------------------------------------------------------
    C. E. Billingsley,
    Chief Accounting Officer





    By     /s/ D. C. Lewis
    ---------------------------------------------------------
    D. C. Lewis,
    Assistant Vice President - Finance