Form 10-Q
period 1994-09-30
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1994-11-14
CIK 310183

       COVER
                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from________________________ to _____________________

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

              As of October 31, 1994, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

              THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     MISSOURI PACIFIC RAILROAD COMPANY
                                   INDEX


                      PART I.  FINANCIAL INFORMATION
                      ------------------------------



                                                                  Page Number
                                                                  -----------

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
           At September 30, 1994 and December 31, 1993. . . . . .    1 - 2

         CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
           RETAINED EARNINGS - For the Three Months and Nine Months
           Ended September 30, 1994 and 1993. . . . . . . . . . .      3

         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
           the Nine Months Ended September 30, 1994 and 1993. . .      4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . .      5

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
           OPERATIONS . . . . . . . . . . . . . . . . . . . . . .      6




                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .     7

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
                          (Thousands of Dollars)
                                (Unaudited)


                                                        September 30,        December 31,
ASSETS                                                       1994                1993
- ------                                                  -------------        ------------
Current Assets:
  Cash and temporary investments . . . . . . . . . . .     $    7,106          $    7,131
  Accounts receivable - net. . . . . . . . . . . . . .         91,381              84,425
  Materials and supplies . . . . . . . . . . . . . . .         98,798              83,563
  Deferred income taxes. . . . . . . . . . . . . . . .         63,823              63,823
  Other current assets . . . . . . . . . . . . . . . .         74,707              72,293
                                                          -----------         -----------

    Total Current Assets . . . . . . . . . . . . . . .        335,815             311,235
                                                          -----------         -----------
Investments:
  Investments in and advances to
    affiliated companies . . . . . . . . . . . . . . .         50,804              42,588
  Other investments. . . . . . . . . . . . . . . . . .         12,242              12,743
                                                          -----------         -----------
    Total Investments. . . . . . . . . . . . . . . . .         63,046              55,331
                                                          -----------         -----------

Properties:
  Road   . . . . . . . . . . . . . . . . . . . . . . .      4,173,772           4,021,672
  Equipment. . . . . . . . . . . . . . . . . . . . . .      1,762,636           1,760,363
  Other    . . . . . . . . . . . . . . . . . . . . . .         73,407              76,050
                                                          -----------         -----------
    Total Properties . . . . . . . . . . . . . . . . .      6,009,815           5,858,085
      Accumulated depreciation and
      amortization . . . . . . . . . . . . . . . . . .     (1,826,039)         (1,752,358)
                                                          -----------         -----------

    Properties - Net . . . . . . . . . . . . . . . . .      4,183,776           4,105,727
                                                          -----------         -----------

Intangible and Other Assets. . . . . . . . . . . . . .         70,136              82,787
                                                          -----------         -----------

  Total Assets . . . . . . . . . . . . . . . . . . . .     $4,652,773          $4,555,080
                                                          ===========         ===========

         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
        (Thousands of Dollars, Except Share and Per Share Amounts)
                                (Unaudited)


                                                         September 30,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                          1994                1993
- ------------------------------------                     -------------        ------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .   $     18,846         $    26,266
  Accrued wages and vacation . . . . . . . . . . . . .        129,914             125,974
  Income and other taxes payable . . . . . . . . . . .        134,896              86,541
  Interest payable . . . . . . . . . . . . . . . . . .         12,314              17,525
  Restructuring reserve  . . . . . . . . . . . . . . .         67,000              67,000
  Debt due within one year . . . . . . . . . . . . . .         40,851              53,253
  Due to affiliated companies - net. . . . . . . . . .        808,000             796,523
  Casualty and other reserves. . . . . . . . . . . . .        108,571             109,769
  Other current liabilities. . . . . . . . . . . . . .        110,484              93,669
                                                         ------------         -----------

    Total Current Liabilities. . . . . . . . . . . . .      1,430,876           1,376,520
                                                         ------------         -----------

Debt Due After One Year. . . . . . . . . . . . . . . .        398,468             433,438
                                                         ------------         -----------

Deferred Income Taxes  . . . . . . . . . . . . . . . .      1,212,507            1,209,390
                                                         ------------         ------------

Retiree Benefits Obligation  . . . . . . . . . . . . .        161,627              160,564
                                                         ------------         ------------

Restructuring Reserve. . . . . . . . . . . . . . . . .          3,958               44,432
                                                         ------------         ------------

Other Liabilities (Note 4) . . . . . . . . . . . . . .        173,912              183,830
                                                         ------------         ------------
Stockholder's Equity:
  Common stock - $1.00 par value; 920
    shares authorized and outstanding in
    1994 and 1993. . . . . . . . . . . . . . . . . . .              1                    1
  Class A stock - $1.00 par value; 80
    shares authorized and outstanding. . . . . . . . .             --                   --
  Capital surplus. . . . . . . . . . . . . . . . . . .        205,342              205,342
  Retained earnings. . . . . . . . . . . . . . . . . .      1,066,082              941,563
                                                         ------------         ------------
              Total Stockholder's Equity . . . . . . .      1,271,425            1,146,906
                                                         ------------         ------------
              Total Liabilities and
                  Stockholder's Equity . . . . . . . .     $4,652,773           $4,555,080
                                                         ============         ============

         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
    For The Three Months and Nine Months Ended September 30, 1994 and 1993
    ----------------------------------------------------------------------
                            (Thousands of Dollars)
                                 (Unaudited)


                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                    1994          1993           1994         1993
                                                ------------------------     -----------------------
Operating Revenues . . . . . . . . . . . . . .  $  583,197   $   529,843     $1,740,083   $1,598,964
                                                ----------   -----------     ----------   ----------
Operating Expenses:

  Salaries, wages and employee benefits. . . .     198,657       199,520        590,904      589,649
  Equipment and other rents. . . . . . . . . .      63,971        55,103        202,315      160,171
  Depreciation and amortization. . . . . . . .      54,201        51,925        160,808      154,558
  Fuel and utilities (Note 3). . . . . . . . .      37,412        36,405        115,614      112,165
  Materials and supplies . . . . . . . . . . .      26,910        31,862         94,343       94,827
  Other costs. . . . . . . . . . . . . . . . .      68,344        56,080        216,196      189,227
                                                ----------   -----------     ----------   ----------

    Total. . . . . . . . . . . . . . . . . . .     449,495       430,895      1,380,180    1,300,597
                                                ----------   -----------     ----------   ----------

Operating Income . . . . . . . . . . . . . . .     133,702        98,948        359,903      298,367
Other Income - Net . . . . . . . . . . . . . .       4,080         9,357         22,105       22,633
Interest Expense .                                 (23,887)      (25,015)       (72,996)     (77,268)
                                                ----------   -----------     ----------   ----------

Income Before Income Taxes and the
  Cumulative Effect of Accounting Changes. . .     113,895        83,290        309,012      243,732

Income Taxes . . . . . . . . . . . . . . . . .     (42,229)      (56,324)      (113,993)    (114,475)
                                                ----------   -----------     ----------   ----------
Income Before Cumulative Effect of Changes
  in Accounting Principles . . . . . . . . . .      71,666        26,966        195,019      129,257

Cumulative Effect to January 1, 1993 of
  Changes in Accounting Principles (Note 2). .          --            --             --     (125,168)
                                                ----------   -----------     ----------   ----------
    Net Income . . . . . . . . . . . . . . . .  $   71,666   $    26,966     $  195,019   $    4,089
                                                ==========   ===========     ==========   ==========
Retained Earnings:
  Beginning of period. . . . . . . . . . . . .  $1,017,916   $   889,919     $  941,563   $  957,796
  Net Income . . . . . . . . . . . . . . . . .      71,666        26,966        195,019        4,089
  Dividends to parent. . . . . . . . . . . . .     (23,500)      (22,500)       (70,500)     (67,500)
                                                -----------  -----------     ----------   ----------

  End of Period. . . . . . . . . . . . . . . .  $1,066,082   $   894,385     $1,066,082   $   894,385
                                                ==========   ===========     ==========   ===========

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
             For the Nine Months Ended September 30, 1994 and 1993
           ----------------------------------------------------------
                             (Thousands of Dollars)
                                  (Unaudited)


                                                                      1994                1993
                                                                 --------------      --------------

Cash Flows from Operating Activities:
  Net Income (Loss). . . . . . . . . . . . . . . . . . . .        $   195,019         $     4,089
  Non-Cash Charges to Income:
    Depreciation and amortization. . . . . . . . . . . . .            160,808             154,558
    Deferred income taxes. . . . . . . . . . . . . . . . .              2,432              42,934
    Cumulative effect of changes in
      accounting principles (Note 2) . . . . . . . . . . .                 --             125,168
    Other - Net. . . . . . . . . . . . . . . . . . . . . .              8,642              43,640
    Changes in Current Assets and Liabilities. . . . . . .             18,274             (50,557)
    Cash Used for Special Charge . . . . . . . . . . . . .            (40,474)            (66,487)
                                                                 --------------      --------------
     Cash from Operations. . . . . . . . . . . . . . . . .            344,701             253,345
                                                                 --------------      --------------

Investing Activities:
  Capital Investments. . . . . . . . . . . . . . . . . . .           (218,681)           (215,071)
  Other - Net  . . . . . . . . . . . . . . . . . . . . . .            (19,013)            (16,815)
                                                                 --------------      --------------

Cash Used in Investing Activities. . . . . . . . . . . . .           (237,694)           (231,886)
                                                                 --------------      --------------
Financing Activities:
  Debt Repaid  . . . . . . . . . . . . . . . . . . . . . .            (48,009)            (93,986)
  Dividends to Parent. . . . . . . . . . . . . . . . . . .            (70,500)            (67,500)
  Advances from (to) Affiliated
    Companies - Net  . . . . . . . . . . . . . . . . . . .             11,477             143,837
                                                                 --------------      --------------

    Cash Generated (Used) in
      Financing Activities . . . . . . . . . . . . . . . .           (107,032)            (17,649)
                                                                 ---------------     --------------

    Net Change in Cash and Temporary
      Investments. . . . . . . . . . . . . . . . . . . . .        $       (25)        $     3,810
                                                                 ===============     ==============

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of the Registrant, a wholly-owned indirect subsidiary of Union Pacific Corporation (the "Corporation"), are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
    The Condensed Statement of Consolidated Financial Position at
    December 31, 1993 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended
    December 31, 1993. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results for the year ending December 31, 1994.

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

3. PRICE RISK MANAGEMENT - The Registrant utilizes swap agreements as hedges to manage variability of diesel fuel costs. Gains and losses on these contracts are recognized upon delivery of the commodity. The Registrant has purchased fixed price contracts to hedge approximately 30 percent of its remaining 1994 diesel fuel consumption at $0.44 per gallon. Credit risk related to these activities is minimal.

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

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS Nine Months Ended September 30, 1994 Compared to September 30, 1993
      -------------------------------------------------------------------

Operating Revenues
- ------------------
  Operating revenues grew $141 million (9%) to $1.74 billion, primarily reflecting an 11% gain in carloadings. Commodity groups showing year-over-year carloadings improvement included energy (23%), automotive (19%), intermodal (25%), chemicals (6%), and food/consumer/government (4%).
Metals, minerals and forest traffic declined 1%, while grain volumes declined 4%. Higher volumes were partially offset by a 2% decline in average revenue per per car.

Operating Expenses
- ------------------
  Operating expenses totaled $1.38 billion, $80 million (6%) higher than a year ago. Growing volumes accounted for an increase of $42 million in equipment rents. Personal injury expense rose $22 million, as continuing declines in the number of injuries were more than offset by higher settlement costs. Fuel costs increased $3 million, the result of an 11% increase in gross ton-miles, which was partially offset by a 6% decrease in fuel price. Salaries, wages and employee benefits increased $1 million, as higher volumes and benefits inflation were largely offset by continued improvements in labor productivity. Depreciation expense increased $6 million because of continued investment in equipment and capacity.

Operating Income
- ----------------
  Operating income increased $62 million (21%) to $360 million, as a result of the volume improvements.

Other Changes
- -------------
  Interest expense decreased $4 million as a result of lower interest on equipment trust obligations.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Exhibits
              --------
              27 - Financial Data Schedule.


          (b) Reports on Form 8-K
              -------------------
              No reports on Form 8-K were filed during the quarter ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November, 1994.



                                        MISSOURI PACIFIC RAILROAD COMPANY



                                        By  /s/ C. E. Billingsley
                                            -----------------------------------
                                            C. E. Billingsley,
                                            Chief Accounting Officer





                                        By  /s/ D. C. Lewis
                                            -----------------------------------
                                            D. C. Lewis,
                                            Assistant Vice President - Finance