Form 10-K
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1995-03-30
CIK 310183

       COVER

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                     ----------------------------------


                                  FORM 10-K

(Mark One)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1994

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ___________ to ___________


                         Commission File Number 1-7817


                       MISSOURI PACIFIC RAILROAD COMPANY
                       ---------------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                   43-1118635
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   1416 Dodge Street, Omaha, Nebraska                        68179
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (402) 271-5000

                    ----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each Class                          which registered
         -------------------                      ------------------------

Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  4-1/4% First Mortgage Bonds due 2005
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  4-3/4% General (Income) Mortgage Bonds
  due 2020 and 2030
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  5% Debentures due 2045
Texas and Pacific Railway Company               New York Stock Exchange, Inc.
  5% First Mortgage Bonds due 2000
Missouri-Kansas-Texas Railroad Company          New York Stock Exchange, Inc.
  5-1/2% Subordinated Income Debentures
  due 2033

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

                        Yes   X    No
                            -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

                ----------------------------------

None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly-owned, indirect subsidiary of Union Pacific Corporation.

As of February 10, 1995, the Registrant had outstanding 920 shares of Common Stock, $1 par value, and 80 shares of Class A Stock, $1 par value.

                ----------------------------------

DOCUMENTS INCORPORATED BY REFERENCE - None

                                   PART I
                                   ------

Item 1.   Business
          --------

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

          The Registrant operates in the midwestern and southwestern states of Arkansas, Colorado, Illinois, Kansas, Louisiana, Missouri, Nebraska, Oklahoma, Tennessee and Texas. The Registrant maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast ports and across the Texas-Mexico border. The Registrant's operations have been coordinated with those of Union Pacific Railroad Company ("UPRR"), another wholly-owned, indirect subsidiary of the Corporation. The two railroads operate as a unified system. See Note 2 to the Registrant's Financial Statements for information on related party transactions.

          In 1994, the Registrant had transportation revenues of $2.3 billion, approximately 98.4 percent of which were derived from rail freight operations. Percentages of revenue ton-miles ("RTM") and rail commodity revenue for major commodities during 1994, 1993 and 1992 were as follows:

                         1994                1993                1992
                  -----------------   -----------------   -----------------
                          Commodity           Commodity           Commodity
                   RTM     Revenue     RTM     Revenue     RTM     Revenue
                  -----   ---------   -----   ---------   -----   ---------
                                      (Percent of Total)

Energy            29.9%     15.4%     29.0%     14.8%     26.7%      14.6%
Chemicals         22.6      29.2      22.3      29.1      22.6       30.1
Metals/Minerals/
   Forest         16.9      18.7      17.7      20.2      19.0       20.6
Grain and Grain
   Products       15.9      10.1      16.7      10.9      17.5       11.0
Intermodal         6.1       8.7       5.2       7.4       5.0        6.5
Automotive         4.2      12.6       4.6      12.1       4.4       11.7
Food/Consumer/
   Government      4.4       5.3       4.5       5.5       4.8        5.5
                 ------    ------    ------    ------    ------     ------

    Total        100.0%    100.0%    100.0%    100.0%    100.0%     100.0%
                 ======    ======    ======    ======    ======     ======
Amount in
 Billions         89.6      $2.3      82.3      $2.1      78.2       $2.1
                 ======    ======    ======    ======    ======     ======

           By order issued March 7, 1995, the Interstate Commerce Commission ("ICC") approved the application of the Corporation and Chicago and North Western Transportation Company ("CNW") for an order authorizing the common control of the rail subsidiaries of the Corporation and CNW. The ICC's order is scheduled to become effective on April 6, 1995 and will permit the Corporation to (i) convert its 29.13 percent equity ownership interest in CNW, currently in the form of non-voting common stock, into shares of voting common stock of CNW (the "CNW Shares"), (ii) acquire additional CNW Shares and (iii) increase its representation on the CNW Board of Directors from one director out of seven to three directors out of nine. The ICC's order is subject to a standard labor protection condition and a requirement that the Soo Line Railroad Company ("Soo") be permitted to admit third parties to certain joint facilities operated by Soo and CNW.

          On March 16, 1995, the Corporation and CNW entered into a definitive merger agreement (the "Merger Agreement"), pursuant to which UP Rail, Inc., a subsidiary of the Corporation, will acquire 100 percent of the outstanding CNW Shares not otherwise owned by the Corporation or its affiliates for $35 per share in cash pursuant to a tender offer and a second-step merger. Following consummation of the tender offer, UP Rail, Inc. will be merged into CNW with CNW being the surviving corporation and CNW will become a wholly-owned subsidiary of the Corporation. In addition, following consummation of the tender offer, and in accordance with the Merger Agreement, the Corporation intends to elect a majority of the directors on the CNW Board of Directors.

          The tender offer for the CNW Shares was commenced on March 23, 1995 and will expire on April 19, 1995 unless extended. The tender offer is conditioned upon, among other things, (i) there having been validly tendered and not withdrawn prior to the expiration of the offer a number of CNW Shares which, when added to the shares of non-voting common stock of CNW beneficially owned by the Corporation and its subsidiaries (assuming conversion thereof into CNW Shares and the exercise of outstanding options for CNW Shares) constitutes at least a majority of the CNW Shares outstanding on a fully-diluted basis (assuming conversion of the non-voting common stock into CNW Shares) and (ii) the ICC's March 7, 1995 order approving the common control of the Corporation's and CNW's rail subsidiaries having become final and effective prior to the expiration of the tender offer. The second-step merger is also conditioned upon a number of things, including without limitation (i) the consummation of the tender offer, (ii) approval of the merger by CNW stockholders (which will not be required if 90 percent or more of the CNW Shares, including CNW Shares now owned by the Corporation, are acquired pursuant to the offer or otherwise) and (iii) the ICC either having determined that the terms of the merger are just and reasonable or having issued a declaratory order that such a determination is not required.

          UP Rail, Inc. and CNW have also entered into a Company Stock Option Agreement, dated as of March 16, 1995 (the "Option Agreement"). Subject to
UP Rail, Inc. and its affiliates owning at lease 85 percent of the outstanding CNW Shares (assuming the conversion of the non-voting common stock to CNW Shares), the Option Agreement will permit UP Rail, Inc. to purchase from CNW, at the tender offer price, a sufficient number of additional CNW Shares such that the CNW Shares purchased pursuant to the Option Agreement plus the CNW Shares owned by the Corporation or UP Rail, Inc. would represent 90.01 percent of the outstanding CNW Shares (assuming conversion of the non-voting common stock into CNW Shares).

          The Corporation, UP Rail, Inc., CNW and CNW's directors have been named as defendants in five lawsuits commenced on March 9 and 13, 1995 in the Court of Chancery in and for New Castle County, Delaware. Each suit purports to be a class action brought on behalf of all public stockholders of CNW except for the defendants and their affiliates. The complaints allege, among other things, that (i) directors of CNW breached their fiduciary duties to the CNW stockholders in considering approving the acquisition and (ii) as the controlling stockholder of CNW, the Corporation and UP Rail, Inc. breached their fiduciary duties to the other stockholders of CNW in agreeing to enter into the acquisition. In particular, the complaints allege that the directors agreed to sell CNW at an inadequate price and without proper information concerning the true value of CNW and its shares because they failed to use an auction or an active market check or to explore other strategic alternatives, and failed to create a special committee of fully disinterested directors.
One complaint adds the claim that the whole CNW Board is disqualified from acting because of various contractual agreements with the Corporation.
Another complaint alleges that the Corporation's 29 percent control of CNW permitted the Corporation to control the terms of any buyout transaction and no bona fide negotiations could take place. In addition, all claim the Corporation and UP Rail, Inc. had access to confidential and proprietary non-public information about CNW and used that information to acquire CNW at an inadequate price in violation of the Corporation's obligations as a controlling stockholder of CNW to assure that the transaction be entirely fair and at the best price.
On March 28, 1995, an amended complaint was filed in two of the suits reiterating the claims made in the earlier complaints which it amended, and alleging, among other things, (i) that the investment bank retained by the CNW directors to render a fairness opinion in connection with the tender offer was not disinterested or independent and had a conflict of interest with regard to the tender offer, (ii) that the CNW directors breached or aided and abetted breaches of their duties of good faith and loyalty by approving for themselves and members of CNW's senior management lucrative compensation packages and other financial benefits, (iii) that the defendants structured the transaction in such a way as to prevent CNW's public stockholders from voting on the merger or exercising dissenters' rights, and (iv) that the defendants breached their duties of candor and full disclosure by failing adequately to disclose, among other things, the information described above, the reasons why the CNW's Board failed to implement a stockholders' rights plan and the reasons for alleged discrepancies and variations between valuation ranges for CNW Shares as prepared by the financial advisors of the Corporation and CNW, respectively.

          As relief, the complaints seek, among other things, an injunction against consummation of the transacton and damages in an unspecified amount. The Corporation and CNW believe that all of the lawsuits are without merit, and both companies intend to vigorously defend such actions.

Competition
-----------

          The Registrant is subject to competition from other railroads, motor carriers and barge operators, based on both price and service. Most of its railroad operations are conducted in corridors served by competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Registrant's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced for bulk commodities.

Employees
---------

          As is true with employees of all the principal railroads in the country, the majority of the Registrant's employees are organized along craft lines and represented by national labor unions. The Registrant continues to adapt agreements from the previous round of national negotiations to meet local requirements throughout its system. The Registrant has implemented two-person crews for all through-freight trains and for a portion of yard and local operations. Expansion of two-person crews is planned for other areas of the system.

          With respect to 1995 national negotiations, both the unions and the carriers have taken the necessary steps to commence labor negotiations, with the filing of their initial bargaining positions. Whether unions are required to bargain nationally with all railroads at once, or can bargain with individual railroads, is currently being litigated with two unions. Negotiations on substantive issues are proceeding with other unions. The negotiations will likely continue through 1995 and beyond.

Governmental Regulation
-----------------------

          The Registrant's operations are subject to the regulatory jurisdiction of the ICC, other Federal agencies and various state agencies. The ICC has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; issuance or guarantee of railroad and certain railroad holding company securities; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers and motor carriers by rail common carriers. The United States Congress and Clinton Administration appear to be in agreement that the ICC should be eliminated and that some of its rail and truck regulatory functions should be transferred to other Federal agencies. It is unclear whether the transfer of such functions, in particular the jurisdiction over the acquisition of control of rail common carriers and motor carriers, will involve the imposition of different or more burdensome regulatory requirements and what effect such transfer will have on the Registrant's operations.

          Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste, and equipment standards. State agencies regulate intrastate rail freight rates to the extent that such agencies have adopted Federal standards and procedures and continue to follow such procedures. However, several states in which railroad operations are conducted have ceded intrastate rail rate regulation to the ICC. Various state and local agencies also have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

Item 2.   Properties
          ----------

Operating Equipment
-------------------

          At December 31, 1994 the Registrant owned or leased from others
1,168 locomotives, 29,442 freight cars and 1,967 units of work equipment. Substantially all of the Registrant's railroad rolling stock is subject to the liens of the Registrant's First Mortgage and General (Income) Mortgage as well as the lien of the First Mortgage of the Texas and Pacific Railway Company, its predecessor in interest (collectively the "Mortgages"). In addition, a portion of this property is subject to various equipment obligations which are superior to the liens of one or more of the Mortgages.

Rail Property
-------------

          The Registrant operates approximately 9,600 miles of track, including 7,900 miles of main line and 1,700 miles of branch line. Approximately 10 percent of the main line track consists of trackage rights over track owned by others. The Registrant's right-of-way and tracks are subject to one or more of the Mortgages.

Item 3.   Legal Proceedings
          -----------------

          In December 1992, the Texas Natural Resources Conservation
Commission ("TNRCC") served the Registrant with a Notice of Violation for alleged discharges and fuel spills at the Registrant's San Antonio, Texas railyard. The TNRCC proposed penalties totalling $500,000. The Registrant and the TNRCC settled this matter for a penalty payment of $300,000 plus the implementation of certain supplemental environmental projects in Texas costing $275,000.

          In addition to the foregoing, the Registrant has received notices from the Environmental Protection Agency ("EPA") and state environmental agencies alleging that it is or may be liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and/or other Federal or state environmental legislation for the remediation costs associated with alleged contamination or for violations of environmental requirements at various sites throughout the United States. There are approximately 13 sites for which such notices have been received which are currently on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at some of the superfund sites, the Registrant believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Registrant's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated. Additional information relating to the Registrant's potential environmental costs is set forth in Note 9 to the Financial Statements, contained on page F-13 of this report.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Omitted in accordance with General Instruction J of Form 10-K.

                                   PART II
                                   -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

          All of the Common Stock and Class A Stock of the Registrant is owned by a wholly-owned indirect subsidiary of the Corporation. Accordingly, there is no market for the Registrant's capital stock. Dividends on the Registrant's Common Stock, which are paid on a quarterly basis, totalled $90.6 million in 1994 and $90 million in 1993. Through 1993, no dividends had been declared or paid on the Registrant's Class A Stock; however, a $3.4 million special cash dividend was paid in 1994 and a $6.3 million special cash dividend will be paid on the Class A Stock in 1995. See Notes 5 and 7 to the Registrant's financial statements for a discussion of dividend restrictions on the Common Stock and Class A Stock.

Item 6.   Selected Financial Data
          -----------------------

          Omitted in accordance with General Instruction J of Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Omitted in accordance with General Instruction J of Form 10-K. In lieu thereof, a narrative analysis is presented on Page F-14.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          The financial statements and supplementary information related thereto, listed on the Index to Financial Statements, are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          Omitted in accordance with General Instruction J of Form 10-K.

Item 11.  Executive Compensation
          ----------------------

          Omitted in accordance with General Instruction J of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          Omitted in accordance with General Instruction J of Form 10-K.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Omitted in accordance with General Instruction J of Form 10-K.


                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)  (1) and (2) Financial Statements and Schedules
               ----------------------------------------------

               See Index to Financial Statements.

          (a)  (3) Exhibits
               ------------

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

               (4)      - Pursuant to various indentures and other agreements,
                          the Registrant has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

               (24)     - Powers of attorney executed by the directors of the
                          Registrant.

               (27)     - Financial Data Schedule.

          (b)  Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1995.

                             MISSOURI PACIFIC RAILROAD COMPANY


                             By /s/ Richard K. Davidson
                                ------------------------------------
                                Richard K. Davidson,
                                Chairman and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 30th day of March, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.


                             By /s/ Richard K. Davidson
                                ------------------------------------
                                Richard K. Davidson,
                                Chairman and Chief Executive Officer
                                and a Director


                                /s/ L. White Matthews, III
                                ------------------------------------
                                L. White Matthews, III,
                                Chief Financial Officer and a Director


                                /s/ Morris B. Smith
                                ------------------------------------
                                Morris B. Smith,
                                Vice President-Finance


                                /s/ Charles E. Billingsley
                                ------------------------------------
                                Charles E. Billingsley,
                                Chief Accounting Officer

     Robert P. Bauman*                  Drew Lewis*


     Richard B. Cheney*                 Richard J. Mahoney*


     E. Virgil Conway*                  Claudine B. Malone*


     Spencer F. Eccles*                 Jack L. Messman*


     Elbridge T. Gerry, Jr.*            John R. Meyer*


     William H. Gray III*               Thomas A. Reynolds, Jr.*


     Judith R. Hope*                    James D. Robinson III*


     Lawrence M. Jones*                 Robert W. Roth*


                                        Richard D. Simmons*




     * By  /s/ Judy L. Swantak
           -----------------------------------------
           Judy L. Swantak, Attorney-in-fact

                                   EXHIBIT INDEX
                                   -------------

Exhibit Number
--------------

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

(4)      - Pursuant to various indentures and other agreements, the Registrant has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

(24)     - Powers of attorney executed by the directors of the Registrant.

(27)     - Financial Data Schedule.

  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                       INDEX TO FINANCIAL STATEMENTS


                                                              Page
                                                              ----


Independent Auditors' Report                                   F-2

Financial Statements:

   Statement of Consolidated Financial Position -
      December 31, 1994 and 1993                            F-3 - F-4

   Statement of Consolidated Income and Retained
      Earnings - For the Years Ended December 31, 1994,
      1993 and 1992                                            F-5

   Statement of Consolidated Cash Flows - For the Years
      Ended December 31, 1994, 1993 and 1992                   F-6

   Accounting Policies                                         F-7

   Notes to Consolidated Financial Statements               F-7 - F-13

Management's Narrative Analysis of the
   Results of Operations                                       F-14





No schedules are required to be filed because of the absence of conditions under which they would be required or because the required information is set forth in the financial statements referred to above.

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Board of Directors
Missouri Pacific Railroad Company
Omaha, Nebraska

We have audited the accompanying statements of consolidated financial position of Missouri Pacific Railroad Company (a wholly-owned indirect subsidiary of Union Pacific Corporation) and subsidiary companies (the "Registrant") as of December 31, 1994 and 1993, and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Registrant at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Registrant changed its method of accounting for postretirement benefits other than pensions, income taxes and transportation revenue and expense recognition in January 1993.



/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 19, 1995


  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        December 31, 1994 and 1993

                          (Thousands of Dollars)



                                  ASSETS
                                  ------

                                                        1994           1993
                                                     ----------     ----------
Current Assets:
     Cash and temporary investments...........       $    7,640     $    7,131
     Accounts receivable - net (Note 3).......           75,678         84,425
     Inventories..............................          102,936         83,563
     Deferred income taxes (Notes 1 and 4)....           68,529         63,823
     Other current assets.....................           75,555         72,293
                                                     ----------     ----------

        Total Current Assets..................          330,338        311,235
                                                     ----------     ----------
Investments:
     Investments in and advances to
       affiliated companies...................           49,158         42,588
     Other investments........................           13,020         12,743
                                                     ----------     ----------
        Total Investments.....................           62,178         55,331
                                                     ----------     ----------

Properties, at cost (Notes 5 and 6):
     Road.....................................        4,220,652      4,021,672
     Equipment................................        1,717,873      1,760,363
     Other....................................           73,416         76,050
                                                     ----------     ----------
        Total Properties......................        6,011,941      5,858,085
     Less accumulated depreciation and
       amortization...........................        1,808,772      1,752,358
                                                     ----------     ----------

        Properties - Net......................        4,203,169      4,105,727
                                                     ----------     ----------

Intangible and Other Assets...................           76,069         82,787
                                                     ----------     ----------

        Total Assets..........................       $4,671,754     $4,555,080
                                                     ==========     ==========




The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.


  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        December 31, 1994 and 1993
                        --------------------------

                          (Thousands of Dollars)


                   LIABILITIES AND STOCKHOLDER'S EQUITY
                   ------------------------------------


                                                        1994           1993
                                                     ----------     ----------
Current Liabilities:
     Accounts payable...........................     $   26,220     $   26,266
     Accrued wages and vacation.................        107,580        125,974
     Income and other taxes payable (Note 4)....         91,206         86,541
     Interest payable...........................         14,012         17,525
     Debt due within one year (Notes 5 and 6)...         38,664         53,253
     Due to affiliated companies - net (Note 2).        816,795        796,523
     Casualty and other reserves................        118,029        109,769
     Other current liabilities..................        173,086        160,669
                                                     ----------     ----------

        Total Current Liabilities...............      1,385,592      1,376,520
                                                     ----------     ----------

Debt Due After One Year (Notes 5 and 6).........        389,429        433,438

Deferred Income Taxes (Notes 1 and 4)...........      1,250,141      1,209,390

Retiree Benefits Obligation (Notes 1 and 8).....        161,198        160,564

Other Long-Term Liabilities (Note 9)............        184,964        228,262

Stockholder's Equity (Notes 5 and 7):
     Common stock - $1.00 par value; 920 shares
       authorized and outstanding...............              1              1
     Class A stock - $1.00 par value; 80
       shares authorized and outstanding........              -              -
     Capital surplus............................        205,342        205,342
     Retained earnings..........................      1,095,087        941,563
                                                     ----------     ----------

        Total Stockholder's Equity..............      1,300,430      1,146,906
                                                     ----------     ----------

        Total Liabilities and
          Stockholder's Equity..................     $4,671,754     $4,555,080
                                                     ==========     ==========



The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.




  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

          STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
           For the Years Ended December 31, 1994, 1993 and 1992
           ----------------------------------------------------

                          (Thousands of Dollars)



                                                 1994           1993        1992
                                              ----------     ----------  ----------

Operating Revenues (Note 1)..............     $2,320,791     $2,149,104  $2,129,999
                                              ----------     ----------  ----------

Operating Expenses (Note 2):
     Salaries, wages and employee
       benefits..........................        793,654        783,907     789,051
     Equipment and other rents...........        271,163        220,738     219,527
     Depreciation and amortization.......        215,731        206,987     204,264
     Fuel and utilities..................        153,352        152,091     154,792
     Materials and supplies..............        123,491        125,303     127,974
     Other costs.........................        297,709        249,945     276,404
                                              ----------     ----------  ----------

        Total............................      1,855,100      1,738,971   1,772,012
                                              ----------     ----------  ----------

Operating Income.........................        465,691        410,133     357,987
Other Income - Net.......................         23,290         37,843      52,118
Interest Expense (Notes 2 and 5).........        (96,147)      (103,848)   (120,005)
                                              ----------     ----------  ----------

Income Before Income Taxes and
     the Cumulative Effect of Accounting
     Changes.............................        392,834        344,128     290,100

Income Taxes (Note 4)....................        145,310        145,193      98,868
                                              ----------     ----------  ----------

Income Before Cumulative Effect
     of Changes in Accounting Principles.        247,524        198,935     191,232

Cumulative Effect to January 1, 1993 of
     Changes in Accounting Principles
     (Note 1)............................              -       (125,168)          -
                                              ----------     ----------  ----------

        Net Income.......................     $  247,524     $   73,767  $  191,232
                                              ----------     ----------  ----------

Retained Earnings:
     Beginning of year...................     $  941,563     $  957,796  $  836,564
     Net income..........................        247,524         73,767     191,232
     Dividends to parent (Notes 5 and 7).        (94,000)       (90,000)    (70,000)
                                              ----------     ----------  ----------

        End of Year......................     $1,095,087     $  941,563  $  957,796
                                              ==========     ==========  ==========


The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.



  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992
              ----------------------------------------------------

                              (Thousands of Dollars)


                                                      1994          1993          1992
                                                   ---------     ---------     ---------

Net Income....................................     $ 247,524     $  73,767     $ 191,232
Non-Cash Charges to Income:
  Depreciation and amortization...............       215,731       206,987       204,264
  Deferred income taxes.......................        35,347        66,772        38,916
  Cumulative effect of changes in accounting
    principles  (Note 1)......................             -       125,168             -
  Other non-cash charges (credits) - net......        16,061        18,344       (94,807)
Changes in current assets and liabilities.....       (29,794)      (71,865)      100,328
Cash used for special charge..................       (42,271)      (88,750)      (47,345)
                                                   ---------     ---------     ---------

  Cash from Operations........................       442,598       330,423       392,588
                                                   ---------     ---------     ---------

Investing Activities:
  Capital investments.........................      (289,511)     (315,192)     (266,902)
  Other - net.................................       (19,503)       (2,870)       84,462
                                                   ---------     ---------     ---------

  Cash Used in Investing Activities...........      (309,014)     (318,062)     (182,440)
                                                   ---------     ---------     ---------

Financing Activities:
  Debt repaid (Note 5)........................       (59,347)     (105,319)      (74,080)
  Dividends to parent.........................       (94,000)      (90,000)      (70,000)
  Advances (to) from affiliated
    companies - net...........................        20,272       187,416       (77,024)
  Other - net.................................             -             -         4,428
                                                   ---------     ---------     ---------

  Cash Used in
    Financing Activities......................      (133,075)       (7,903)     (216,676)
                                                   ---------     ---------     ---------
  Net Change in Cash and Temporary
    Investments...............................     $     509     $   4,458     $  (6,528)
                                                   =========     =========     =========

Changes in Current Assets and Liabilities:
    Accounts receivable.......................     $   8,747     $ (18,351)    $  (3,768)
    Inventories...............................       (19,373)         (686)      (11,755)
    Federal income tax benefit................             -             -        23,637
    Deferred Federal income taxes.............        (4,706)        2,974         9,253
    Other current assets......................        (3,262)       (9,173)      (13,170)
    Accounts payable..........................           (46)       (7,638)        7,788
    Other current liabilities.................       (11,154)      (38,991)       88,343
                                                   ---------     ---------     ---------

    Total.....................................     $ (29,794)    $ (71,865)    $ 100,328
                                                   =========     =========     =========



The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.

  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                             ACCOUNTING POLICIES
                             -------------------

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

INVENTORIES

Inventories consist primarily of materials and supplies carried at the lower of average cost or market.

REVENUE RECOGNITION

Transportation revenues are recognized on a percentage-of-completion basis, while delivery costs are recognized as incurred (See Note 1).

PROPERTIES

Properties are stated at cost. Upon sale or retirement of units of depreciable operating property, gains and losses are charged to accumulated depreciation. With respect to all other property sold or retired (principally land sold for industrial development or as surplus property), cost and any related accumulated depreciation are removed from the accounts and a gain or loss is recognized upon disposition.

DEPRECIATION

Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable properties.

INTANGIBLE ASSETS

Intangible and other assets include the cost in excess of fair value of net assets of acquired businesses associated with the Registrant's 1988 purchase of The Missouri-Kansas-Texas Railroad Company (the "Katy"). Amortization is recorded over 40 years on a straight-line basis. The Registrant regularly assesses the recoverability of costs in excess of net assets of acquired businesses through a review of cash flows and fair values of those businesses.

HEDGING TRANSACTIONS

The Registrant periodically hedges hydrocarbon purchases (See Note 3). Gains and losses from these transactions are recognized upon receipt of the commodity.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1.  Accounting Changes

In January 1993, the Registrant adopted the following accounting changes with a cumulative after-tax charge to earnings of $125.2 million.

Other Postretirement Benefits ("OPEB") (See Note 8)

Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires that the cost of non-pension benefits for retirees be accrued during their period of employment. The adoption of this Statement does not affect future cash funding requirements for these benefits. The OPEB component of the cumulative effect adjustment was a $73.5 million charge.

Income Taxes (See Note 4)

SFAS No. 109, "Accounting For Income Taxes", requires the balance-sheet approach of accounting for income taxes, whereby assets and liabilities are recorded at the tax rates currently enacted. The Registrant's future results may be affected by changes in the corporate income tax rate. The income tax component of the cumulative effect adjustment was a $42.2 million charge.

Revenue Recognition

The Registrant changed its method of transportation revenue and expense recognition from accruing both revenues and expenses at the inception of service to the industry practice of allocating revenues between reporting periods based on relative transit time, while recognizing expenses as incurred. The revenue recognition component of the cumulative effect adjustment was a $9.5 million charge.

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

A summary of directly-incurred and allocated costs included in operating expenses is as follows:


     (Millions of Dollars)                      1994        1993       1992
                                              --------    --------   --------
     Directly incurred.....................   $1,408.5    $1,339.0   $1,392.2
     Allocated.............................      446.6       400.0      379.8
                                              --------    --------   --------

     Total.................................   $1,855.1    $1,739.0   $1,772.0
                                              ========    ========   ========

Amounts due to and from affiliates, including the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense on such amounts was $65.2 million, $65.5 million and $71.1 million in 1994, 1993 and 1992, respectively.

3.  Financial Instruments

Hedging

The Registrant uses derivative financial instruments to protect against diesel fuel price increases. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit benefits from favorable movements. All hedging is accomplished pursuant to exchange-traded contracts or master swap agreements based on standard forms. The Registrant does not hold or issue financial instruments for trading purposes and addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying item or risk being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for counterparties, periodic settlements and/or mark-to-market evaluations. The Registrant has not been required to provide, nor has it received any significant amount of collateral relating to its hedging activity.

Hedging arrangements fix diesel fuel prices using price swaps in which the Registrant pays fixed prices in exchange for market prices for equivalent notional amounts of fuel; however, at December 31, 1994, the Registrant had no hedging agreements in place.

Fair Value of Financial Instruments

The fair market value of the Registrant's long and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 1994, the carrying value of total debt exceeded the fair market value by approximately 48%. The carrying value of all other financial instruments approximates fair market value.

Off-Balance-Sheet Risk

The Registrant has sold, on a revolving basis, an undivided ownership interest in a designated pool of its accounts receivable to UPRR. The undivided ownership interest has been sold by UPRR to third parties. Collection risk on the pool of receivables is minimal. Under the terms of the agreement, UPRR acts as a collection agent for the Registrant. At both December 31, 1994 and 1993, accounts receivable are presented net of $137 million in proceeds generated from the receivables sold.

4.  Income Taxes

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

In August 1993, President Clinton signed the Omnibus Budget Reconciliation
Act of 1993 into law raising the Federal corporate income tax rate to 35 percent from 34 percent retroactive to January 1, 1993. As a result, 1993 income tax expense increased by $26.5 million: $23.1 million for the one-time non-cash recognition of deferred income taxes related to prior periods and $3.4 million of incremental 1993 Federal income tax expense.

Components of income tax expense for the Registrant are as follows:


     (Thousands of Dollars)                                1994        1993
                                                         --------    --------

     Current:  Federal.............................      $103,192    $ 70,619
               State...............................         6,771       7,802
                                                         --------    --------
               Total Current.......................       109,963      78,421
                                                         --------    --------

     Deferred: Federal.............................        30,361      64,799
               State...............................         4,986       1,973
                                                         --------    --------
               Total Deferred......................        35,347      66,772
                                                         --------    --------
     Total.........................................      $145,310    $145,193
                                                         ========    ========

The 1992 components of tax expense (in thousands), which have not been restated to reflect the adoption of SFAS No. 109 (see Note 1), were $59,952 for current Federal income tax expense and $38,916 for deferred Federal income tax expense.

The tax effect of differences in the timing of revenues and expenses for tax and financial reporting purposes is as follows:

     (Thousands of Dollars)                              1994          1993
                                                      ----------    ----------
     Net current deferred tax asset -
        Restructuring and other reserves............  $  (68,529)   $  (63,823)
                                                      ----------    ----------
     Excess tax over book depreciation..............   1,097,152     1,087,992
     State taxes - net..............................     118,186       114,566
     Postretirement benefits........................     (40,428)      (40,418)
     Special charge.................................     (56,038)      (61,173)
     Other..........................................     131,269       108,423
                                                      ----------    ----------
     Net long-term deferred tax liability...........   1,250,141     1,209,390
                                                      ----------    ----------
     Net deferred tax liability.....................  $1,181,612    $1,145,567
                                                      ==========    ==========

A reconciliation between statutory and effective tax rates is as follows:

                                                 1994        1993       1992
                                                 ----        ----       ----
     Statutory tax rate...................       35.0%       35.0%      34.0%
     Cumulative effect of Federal rate
        increase..........................          -         6.7          -
     State taxes - net....................        2.0         1.8          -
     Dividend exclusion...................       (0.6)       (0.6)      (0.9)
     Other................................        0.6        (0.7)       0.9
                                                 ----        ----       ----

     Effective tax rate...................       37.0%       42.2%      34.0%
                                                 ====        ====       ====

Payments of income taxes were $108.2 million in 1994 and $101.8 million in 1993. No taxes were paid for the year 1992. The Corporation believes it has adequately provided for income taxes.

5.  Debt

Total debt at December 31, 1994 and 1993 is summarized below:


     (Thousands of Dollars)                                      1994       1993
                                                               --------   --------
     Mortgage bonds, 4.25% to 5.00%, due through 2030......    $179,690   $181,380

     Equipment obligations, 8.45% to 15.50%,
       due through 2001....................................      71,706    118,903

     Mortgage, 11.50%, due through 2011....................       4,078      4,121

     Notes Payable, Federal Financing Bank, 7.17% to
       10.66%, guaranteed by United States of America,
       due through 1997....................................      11,904     14,045

     Income debentures, 5.00%, due 2045 and 2054...........     101,720    101,720

     Subordinated income debentures, 5-1/2%, due 2033......      27,099     27,965

     Certificates constituting a charge on income -
       non-interest bearing, payable only from available
       income..............................................      29,348     29,348

     Capitalized leases, 7.25% to 14.00%, due through 2003.      24,133     31,381

     Other.................................................       2,422      2,330

     Unamortized discount..................................     (24,007)   (24,502)
                                                               --------   --------
                                                                428,093    486,691

     Less: Debt due within one year........................      38,664     53,253
                                                               --------   --------

     Total debt due after one year.........................    $389,429   $433,438
                                                               ========   ========


Maturities of long-term debt (in thousands of dollars) for each year 1996 through 1999 are $24,462, $23,934, $7,178 and $6,446, respectively.
Substantially all properties secure the outstanding equipment obligations and mortgage bonds.

Certain debt agreements impose dividend restrictions on the Registrant. The amount of retained earnings available for dividends at December 31, 1994 was $961.3 million. See Note 7 for other dividend restrictions.

Terms of certain of the Registrant's mortgage bonds, the 5% income debentures and the 5-1/2% subordinated income debentures require that interest be paid only from "available income", as defined in the indenture agreements. The mortgage bonds and 5% income debentures impose sinking fund and other restrictions in the event all interest is not paid. All interest was paid on the mortgage bonds and 5% income debentures for each of 1994, 1993 and 1992.

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

Available income of $19.1 million was generated in 1994 with respect to the Debentures and the Certificates. As a result, an interest payment on the Debentures of $1.5 million will be made in 1995, representing 1994 interest. In addition, $7.4 million of available income will be applied to the capital fund, $3.9 million will be applied to the sinking funds for the Debentures and the Certificates, and $6.3 million will be applied as dividends on the Registrant's Class A stock (See Note 7). Amounts applied to sinking funds may be covered by the cost of securities previously repurchased by the Registrant or the Katy. Amounts in the capital fund which are unused or unappropriated for the reimbursement of capital expenditures may not exceed $4.0 million at any time, and after the application of 1994 available income, there will be no unused or unappropriated capital fund balance. During 1994, $866,000 of the outstanding Debentures were reacquired.

The Registrant's total interest payments approximate interest expense net of intercompany interest described in Note 2.

6.  Lease Commitments

The Registrant leases a general office building, computer equipment and transportation equipment under long-term and contingent lease agreements. The following amounts relating to capital leases are included in properties:


      (Thousands of Dollars)                              1994        1993
                                                        --------    --------
      Leased properties..........................       $ 77,093    $ 88,960
      Accumulated amortization...................        (55,526)    (61,581)
                                                        --------    --------

      Net........................................       $ 21,567    $ 27,379
                                                        ========    ========

Future minimum lease payments for capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994 are as follows:

                                                       Operating       Capital
        (Thousands of Dollars)                          Leases         Leases
                                                       ---------       -------
        1995 ..................................        $ 24,786        $ 8,115
        1996 ..................................          17,483          8,261
        1997 ..................................          13,899          6,041
        1998 ..................................          12,203          3,109
        1999 ..................................          11,768          2,249
        Later years ...........................          98,521          1,954
                                                       --------        -------

        Total minimum lease payments...........        $178,660         29,729
                                                       ========

        Amount representing interest...........                          5,596
                                                                       -------

        Present value of net minimum
          capital lease payments...............                        $24,133
                                                                       =======

A summary of rental expense charged to operations is as follows:

  (Thousands of Dollars)                            1994        1993         1992
                                                  --------    --------     --------
  Minimum rentals under long-term
    operating leases......................        $ 22,557    $ 22,716     $ 22,907
  Contingent rentals under operating
    leases (net):
      Transportation equipment............         258,667     213,070      211,405
      Joint facility......................          11,566      (3,200)      12,814
      Computer equipment..................           9,205       8,065        6,381
                                                  --------    --------     --------

  Total...................................        $301,995    $240,651     $253,507
                                                  ========    ========     ========

7.  Capital Stock

Concurrent with the acquisition of the Katy, 80 shares of the Registrant's
$1.00 par value common stock were exchanged for 80 shares of $1.00 par value Class A stock. The remaining 920 shares of common stock outstanding and the 80 shares of Class A stock have identical voting rights and other privileges except with respect to dividends.

The Class A stock is entitled to a cash dividend whenever a dividend is declared on the common stock, in an amount which equals 8% of the sum of the dividends on both the Class A stock and the common stock. However, dividends may be declared and paid on the Class A stock only when there is unappropriated available income in respect of prior calendar years which is sufficient to make a sinking fund payment equal to 25% of such dividend for the benefit of the Debentures or the Certificates (see Note 5). To the extent that dividends are paid on the common stock but not the Class A stock because the amount of unappropriated available income is insufficient to make such a sinking fund payment, a special cash dividend on the Class A stock shall be paid when sufficient unappropriated available income exists to make the sinking fund payment. Such insufficiency does not affect the Registrant's right to declare dividends on the common stock. Available income for 1994 will be sufficient to provide for a $6.3 million special cash dividend on the Class A stock to be paid in 1995. After such payment, dividends in arrears on the Class A stock will total $26.6 million.

There are no other dividend restrictions on the Registrant's capital stock other than those described in Note 5.

8.  Retirement Plans

The Registrant participates in the Corporation's defined benefit pension plans covering substantially all salaried employees. Pension plan benefits are based on years of service and compensation during the last years of employment.

Company contributions to the plans are calculated based on the Projected Unit Credit actuarial funding method and are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Pension expense allocated to the Registrant under the Corporation's plans amounted to $19.7 million in 1994, $17.7 million in 1993, and $14.8 million in 1992. In addition, the Registrant's employees are covered by the Railroad Retirement System. Contributions made to the system are expensed as incurred.

The Registrant provides postretirement health care and life insurance benefits to substantially all salaried and certain hourly employees through participation in the Corporation's postretirement benefit plans. The Corporation adopted the provisions of SFAS No. 106 (See Note 1) in
January 1993. Agreement employees' health care benefits are covered by a separate multiemployer plan and therefore are not subject to the provisions of this Statement. The Corporation does not currently prefund health care and life insurance benefit costs. The Registrant's cash payments for these benefits were $5 million in each of 1994 and 1993 and its 1994 and 1993 postretirement benefit expenses were $5 million and $9 million, respectively. At December 31, 1994 and 1993, the Registrant's Accumulated Postretirement Benefit Obligations were $92 million and $93 million, respectively, while its total OPEB liability on each of the same dates was $119 million.

9.  Contingent Liabilities

There are various lawsuits pending against the Registrant. In addition, the Registrant generates, transports, remediates and disposes of hazardous and non-hazardous waste in its current and former operations, and is subject to Federal, state and local environmental laws and regulations. The Registrant is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Registrant has recorded a liability. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates were based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations. Certain Federal legislation imposes joint and several liability for the remediation of identified sites; consequently, the Registrant's ultimate environmental liability may include costs relating to other parties in addition to costs relating to its own activities at each site. The Registrant believes that it has adequately accrued for its ultimate share of costs at sites subject to joint and several liability.
The Registrant does not expect that the lawsuits or environmental costs will have a material material adverse effect on its consolidated financial condition or results of operations.

10.  Supplemental Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for 1994 and 1993 are as follows:

                      First       Second      Third        Fourth        Total
                    ---------    --------    --------     --------    ----------
(Thousands of Dollars)

Operating    1994   $568,216     $588,670    $583,197     $580,708    $2,320,791
Revenues:    1993    527,474      541,647     529,843      550,140     2,149,104

Operating    1994     94,510      131,691     133,702      105,788       465,691
Income:      1993     84,891      114,528      98,948      111,766       410,133

Net Income   1994     50,794       72,559      71,666       52,505       247,524
(Loss):      1993    (84,521)(a)   61,644      26,966(b)    69,678        73,767(a)

(a) Income before the cumulative effect of accounting changes (see Note 1) was $40.6 million for the first quarter of 1993 and $198.9 million for the total year 1993.

(b) Includes a $23.1 million increase in income tax expense resulting from the retroactive portion of the 1993 Tax Act (see Note 4), and the impacts of severe flooding in the midwestern United States.


  MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                            1994 COMPARED TO 1993
                            ---------------------


     Net income for the Registrant was $247.5 million in 1994. Before the effects of the 1993 accounting adjustments (comprising the changes in accounting principles described in Note 1 to the Financial Statements and the $23.1 million one-time recognition of deferred income taxes related to prior periods described in Note 4 to the Financial Statements), earnings would have improved $25.4 million (11%) from $222.1 million a year ago. 1993 results also included the adverse effects of the flooding in the Midwest and the severe winter.

OPERATING REVENUES
------------------
     Operating revenues increased $172 million (8%) to $2.3 billion, reflecting a 10% increase in carloadings offset by a 1% decline in average revenue per car, principally resulting from volume growth for lower-rated commodities (intermodal and energy). Carloadings increased in intermodal (24%), energy (17%), automotive (15%), chemicals (6%) and food/consumer/government (5%), while decreases occurred in grain and grain products (3%), and metals/minerals/forest (1%).

OPERATING EXPENSES
------------------
     Operating expenses totaled $1.9 billion, $116 million (7%) higher than a year ago. Volume growth and inflation accounted for a $50 million rise in equipment and other rents. Employee injury expense rose $19 million as continuing declines in the number of injuries were more than offset by higher average settlement costs per injury. In addition, other costs grew $29 million due to a reduction in cost offsets associated with car repairs for other carriers and other services performed for outside parties. Wage and benefit costs also rose $10 million, as higher volumes and inflation were partially offset by continued improvements in labor productivity. Depreciation expense grew $9 million because of continued investment in equipment and capacity. Fuel and utilities costs rose only $1 million as lower fuel prices and an improved consumption rate combined to offset the impact of volume growth.

OPERATING INCOME
----------------
     Operating income rose $56 million (14%) to $466 million as a result of volume growth and improved operating efficiencies and labor productivity.

OTHER CHANGES
-------------
     Interest expense decreased $8 million, primarily as a result of lower interest on equipment trust obligations. Other income decreased $15 million, due to reduced gains on extinguishment of debt and other miscellaneous items. Income taxes were essentially unchanged as higher pretax earnings offset last year's recognition of deferred income taxes relating to prior periods.