Form 10-Q
period 1995-03-31
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1995-05-15
CIK 310183

       COVER
                                 FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from__________________________ to ___________________

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

     On April 28, 1995, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     MISSOURI PACIFIC RAILROAD COMPANY
                                   INDEX


                       PART I.  FINANCIAL INFORMATION
                       ------------------------------


                                                                    Page Number
                                                                    -----------

ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
          At March 31, 1995 and December 31, 1994.................     1 - 2

          CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
          RETAINED EARNINGS - For the Three Months Ended
          March 31, 1995 and 1994.................................       3

          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
          the Three Months Ended March 31, 1995 and 1994..........       4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....       5

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
          OPERATIONS..............................................       6




                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 5:   OTHER INFORMATION.......................................       7

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K........................       7

SIGNATURES........................................................       8

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
                           (Thousands of Dollars)
                                (Unaudited)


                                             March 31,     December 31,
ASSETS                                          1995          1994
- ------                                       ---------     ------------
Current Assets:
  Cash and temporary investments.......     $    7,335      $    7,640
  Accounts receivable - net............         69,829          75,678
  Inventories..........................        103,624         102,936
  Deferred income taxes................         68,529          68,529
  Other current assets.................         78,023          75,555
                                            ----------      ----------

     Total Current Assets..............        327,340         330,338
                                            ----------      ----------

Investments:
  Investments in and advances to
     affiliated companies..............         48,913          49,158
  Other investments....................         12,957          13,020
                                            ----------      ----------
     Total Investments.................         61,870          62,178
                                            ----------      ----------

Properties:
  Road.................................      4,275,512       4,220,652
  Equipment............................      1,708,976       1,717,873
  Other................................         72,983          73,416
                                            ----------      ----------
     Total Properties..................      6,057,471       6,011,941
       Accumulated depreciation and
       amortization....................     (1,839,265)     (1,808,772)
                                            ----------      ----------

     Properties - Net..................      4,218,206       4,203,169
                                            ----------      ----------

Intangible and Other Assets............         70,064          76,069
                                            ----------      ----------

  Total  Assets........................     $4,677,480      $4,671,754
                                            ==========      ==========


         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
              (Thousands of Dollars, Except Per Share Amounts)
                                (Unaudited)


                                                 March 31,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                1995            1994
- ------------------------------------            -----------     ------------
Current Liabilities:
  Accounts payable .........................    $    17,610      $    26,220
  Accrued wages and vacation................        116,653          107,580
  Income and other taxes payable............        119,230           91,206
  Interest payable..........................         17,824           14,012
  Debt due within one year..................         37,012           38,664
  Due to affiliated companies - net.........        774,217          816,795
  Casualty and other reserves...............        116,733          118,029
  Other current liabilities.................        173,593          173,086
                                                -----------      -----------

     Total Current Liabilities..............      1,372,872        1,385,592
                                                -----------      -----------

Debt Due After One Year.....................        379,888          389,429
                                                -----------      -----------

Deferred Income Taxes ......................      1,248,881        1,250,141
                                                -----------      -----------

Retiree Benefits Obligation.................        162,003          161,198
                                                -----------      -----------

Other Liabilities (Note 3)..................        194,663          184,964
                                                -----------      -----------
Stockholder's Equity:
  Common stock - $1.00 par value; 920
     shares authorized and outstanding in
     1995 and 1994..........................              1                1
  Class A stock - $1.00 par value; 80
     shares authorized and outstanding......              -                -
  Capital surplus...........................        205,342          205,342
  Retained earnings.........................      1,113,830        1,095,087
                                                -----------      -----------
     Total Stockholder's Equity.............      1,319,173        1,300,430
                                                -----------      -----------
     Total Liabilities and
       Stockholder's Equity.................    $ 4,677,480      $ 4,671,754
                                                ===========      ===========



         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
             For The Three Months Ended March 31, 1995 and 1994
             --------------------------------------------------
                           (Thousands of Dollars)
                                (Unaudited)


                                                1995             1994
                                            -----------      -----------

Operating Revenues........................  $   584,925      $   568,216
                                            -----------      -----------

Operating Expenses:
  Salaries, wages and employee benefits...      199,232          200,597
  Equipment and other rents...............       65,487           71,598
  Depreciation and amortization...........       54,702           52,794
  Fuel and utilities  (Note 2)............       41,183           40,082
  Materials and supplies..................       32,182           32,906
  Other costs.............................       87,499           75,729
                                            -----------      -----------

     Total................................      480,285          473,706
                                            -----------      -----------

Operating Income..........................      104,640           94,510
Other Income - Net........................        5,356            9,872
Interest Expense..........................      (22,574)         (24,643)
                                            -----------      -----------

Income Before Income Taxes................       87,422           79,739

Income Taxes..............................      (32,520)         (28,945)
                                            -----------      -----------

     Net Income...........................  $    54,902      $    50,794
                                            ===========      ===========
Retained Earnings:
  Beginning of period.....................  $ 1,095,087      $   941,563
  Net income..............................       54,902           50,794
  Dividends to parent.....................      (36,159)         (26,940)
                                            -----------      -----------

     End of Period........................  $ 1,113,830      $   965,417
                                            ===========      ===========



          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Three Months Ended March 31, 1995 and 1994
              --------------------------------------------------
                            (Thousands of Dollars)
                                 (Unaudited)


                                                       1995            1994
                                                    ---------       ---------
Cash Flows from Operating Activities:
  Net Income.................................       $  54,902       $  50,794

  Non-Cash Charges to Income:
     Depreciation and amortization...........          54,702          52,794
     Deferred income taxes...................             402           4,977
     Other - net.............................          17,340           3,149
  Changes in Current Assets and Liabilities..          32,551          (2,110)
  Cash Used for Special Charge...............          (2,090)        (20,922)
                                                    ---------       ---------

     Cash from Operations....................         157,807          88,682
                                                    ---------       ---------

Investing Activities:
  Capital Investments........................         (59,254)        (61,933)
  Other - Net................................          (8,770)         (6,895)
                                                    ---------       ---------

     Cash Used in Investing
       Activities............................         (68,024)        (68,828)
                                                    ---------       ---------
Financing Activities:
  Debt Repaid................................         (11,351)        (15,618)
  Dividends Paid to Parent...................         (36,159)        (26,940)
  Advances from (to) Affiliated
       Companies - Net.......................         (42,578)         23,361
                                                    ---------       ---------

     Cash Used in Financing Activities.......         (90,088)        (19,197)
                                                    ---------       ---------

     Net Change in Cash and Temporary
       Investments...........................       $    (305)      $     657
                                                    =========       =========

          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of the Registrant, a wholly-owned indirect subsidiary of Union Pacific Corporation (the "Corporation"), are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1994 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form
     10-K for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the year ending December 31, 1995.

2. PRICE RISK MANAGEMENT - The Registrant utilizes swap agreements as hedges to manage variability of diesel fuel costs. Gains and losses on these contracts are recognized upon delivery of the commodity. The Registrant has purchased fixed price contracts to hedge approximately
     4 percent of its remaining 1995 diesel fuel consumption at approximately $0.46 per gallon. Credit risk related to these activities is minimal.

3. CONTINGENCIES - There are various lawsuits pending against the Registrant and certain of its subsidiaries. The Registrant is also subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Registrant has recorded a liability. The Registrant does not expect that the lawsuits or environmental costs will have a material adverse effect on its consolidated financial condition or its results of operations.

          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS Three Months Ended March 31, 1995 Compared to March 31, 1994
         ------------------------------------------------------------

Operating Revenues
- ------------------
  Operating revenues grew $17 million (3%), primarily reflecting a 6% gain in carloadings, partially offset by a 3% decline in average revenue per car. Commodity groups showing year-over-year carloadings improvement included energy (14%), automotive (9%), intermodal (7%), chemicals (6%) and food/consumer/government (4%), while declines occurred in grain (5%) and metals/minerals/forest (2%).

Operating Expenses
- ------------------
  Operating expenses totaled $480 million, $7 million (1%) higher than a year ago. Growing volumes and inflation accounted for increased contracted maintenance and drayage ($4 million) and fuel and utilities costs ($1 million). Employee injury expense rose $3 million, as continuing declines in the number of injuries were more than offset by higher settlement costs. Depreciation expense increased $2 million because of continued investment in capacity.
Other components contributing to higher operating costs included maintenance and repairs ($2 million) and insurance ($1 million). Equipment and other rents decreased $6 million, as higher volumes were more than offset by car hire receipts. Salaries, wages and employee benefits decreased $1 million, as higher volumes and benefits inflation were offset by continued improvements in labor productivity.

Operating Income
- ----------------
  Operating income increased $10 million (11%) during the quarter to $105 million. Volume improvements accounted for the rise in operating income.

Other Changes
- -------------
  Interest expense decreased $2 million as a result of lower interest on equipment trust obligations. Other income decreased $5 million, primarily the result of lower real estate sales activity.

PART II.  OTHER INFORMATION
- ---------------------------

Item 5.  OTHER INFORMATION
         -----------------

     As previously reported on the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, on March 16, 1995 Union Pacific Corporation (the Corporation or UPC) executed a definitive merger agreement to acquire the remaining 71.6% of the outstanding common stock of Chicago and North Western Transportation Company (CNW) not previously owned by UPC for $1.2 billion. Under this agreement, UPC initiated a cash tender offer, through its indirectly wholly-owned subsidiary, UP Rail, Inc. (UP Rail), on March 23, 1995 at $35 per share which was completed on April 25, 1995. A total of 31,529,846 shares was tendered pursuant to the offer and accepted by UPC for payment, bringing UPC's ownership of CNW to approximately 99.5%.

     The Corporation, UP Rail, CNW and CNW's directors were named as defendants in five lawsuits, purportedly filed on behalf of all public stockholders of CNW, which were commenced on March 10 and 13, 1995 in the Court of Chancery in New Castle County, Delaware, with respect to the Corporation's acquisition of CNW. The suits alleged, among other things, that (i) the directors of CNW breached their fiduciary duties to the CNW stockholders in considering and approving the acquisition of CNW by UPC and (ii) as the controlling stockholder of CNW, the Corporation and UP Rail breached their fiduciary duties to other stockholders of CNW in agreeing to enter into the acquisition. As relief, the suits requested, among other things, an injunction against consummation of the transaction and damages in an unspecified amount.

     On April 13, 1995, counsel for CNW, the Corporation and the plaintiffs entered into a Memorandum of Understanding (the Memorandum of Understanding) proposing to settle all of the pending class action lawsuits relating to the acquisition. Pursuant to the Memorandum of Understanding, the Corporation and CNW agreed, among other things, (i) to disseminate certain supplemental disclosures to CNW's stockholders, (ii) to modify a Stock Option Agreement pursuant to which UP Rail would be permitted to acquire additional shares of CNW common stock from CNW if UP Rail acquired more than 87.5% (85% before such amendment) but less than 90% of the CNW shares in the Corporation's tender offer for CNW shares, (iii) to extend the expiration date of the CNW tender offer until April 24, 1995 and (iv) to pay certain fees and expenses of plaintiffs' counsel, subject to approval of the Delaware Court of Chancery. The parties to the Memorandum of Understanding have prepared and submitted to the Delaware Court of Chancery for its approval a Stipulation of Settlement of the pending class action lawsuits. If such Stipulation of Settlement is not approved by the Court, the proposed settlement will be null and void and will not prejudice the rights of any party with respect to such litigation.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits
          --------

          27 - Financial data schedule.


     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May, 1995.



                               MISSOURI PACIFIC RAILROAD COMPANY



                               By /s/ C. E. Billingsley
                                  ----------------------------------
                                  C. E. Billingsley,
                                  Chief Accounting Officer





                               By /s/ D. C. Lewis
                                  ----------------------------------
                                  D. C. Lewis,
                                  Assistant Vice President - Finance

                      MISSOURI PACIFIC RAILROAD COMPANY

                                EXHIBIT INDEX


Exhibit No.                     Description
- -----------                     -----------


 27                       Financial data schedule