Form 10-Q
period 1995-06-30
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1995-08-14
CIK 310183

       COVER

                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from__________________________ to __________________

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

     On July 31, 1995, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

              THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

       INDEX
                     MISSOURI PACIFIC RAILROAD COMPANY
                                   INDEX

                      PART I.  FINANCIAL INFORMATION
            ---------------------------------------------------

                                                                   Page Number
                                                                   -----------

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
            At June 30, 1995 and December 31, 1994 . . . . . . .       1 - 2

         CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED
            EARNINGS - For the Three Months and Six Months Ended
            June 30, 1995 and 1994 . . . . . . . . . . . . . . .         3

         CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
            the Six Months Ended June 30, 1995 and 1994  . . . .         4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. .         5

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
            OPERATIONS . . . . . . . . . . . . . . . . . . . . .         6


                        PART II.  OTHER INFORMATION
               ---------------------------------------------

ITEM 5:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .       7

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .       8

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . .      10

PART I - FINANCIAL INFORMATION
-----------------------------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
                          (Thousands of Dollars)
                                (Unaudited)


                                                       June 30,   December 31,
ASSETS                                                   1995         1994
------                                               ----------   ------------
Current Assets:
   Cash and temporary investments . . . . . . .      $    7,612   $    7,640
   Accounts receivable - net. . . . . . . . . .          72,074       75,678
   Inventories  . . . . . . . . . . . . . . . .         102,349      102,936
   Deferred income taxes. . . . . . . . . . . .          68,529       68,529
   Other current assets . . . . . . . . . . . .          27,917       75,555
                                                     ----------   ----------

      Total Current Assets  . . . . . . . . . .         278,481      330,338
                                                     ----------   ----------

Investments:
   Investments in and advances to
      affiliated companies  . . . . . . . . . .          50,546       49,158
   Other investments. . . . . . . . . . . . . .          43,295       13,020
                                                     ----------   ----------
      Total Investments . . . . . . . . . . . .          93,841       62,178
                                                     ----------   ----------

Properties:
   Road     . . . . . . . . . . . . . . . . . .       4,326,729    4,220,652
   Equipment. . . . . . . . . . . . . . . . . .       1,707,994    1,717,873
   Other    . . . . . . . . . . . . . . . . . .          69,524       73,416
                                                     ----------   ----------
      Total Properties  . . . . . . . . . . . .       6,104,247    6,011,941
         Accumulated depreciation and
            amortization  . . . . . . . . . . .      (1,863,164)  (1,808,772)
                                                     ----------   ----------

      Properties - Net  . . . . . . . . . . . .       4,241,083    4,203,169
                                                     ----------   ----------

Intangible and Other Assets . . . . . . . . . .          64,284       76,069
                                                     ----------   ----------

   Total Assets . . . . . . . . . . . . . . . .      $4,677,689   $4,671,754
                                                     ==========   ==========

         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
           ------------------------------------------------------
                          (Thousands of Dollars)
                                (Unaudited)

                                                     June 30,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                   1995          1994
------------------------------------                ----------   -------------
Current Liabilities:
   Accounts payable . . . . . . . . . . . . . .     $   18,650   $   26,220
   Accrued wages and vacation . . . . . . . . .        125,657      107,580
   Income and other taxes payable . . . . . . .         67,322       91,206
   Interest payable . . . . . . . . . . . . . .         11,252       14,012
   Debt due within one year . . . . . . . . . .         31,561       38,664
   Due to affiliated companies - net. . . . . .        812,425      816,795
   Casualty and other reserves. . . . . . . . .        115,935      118,029
   Other current liabilities. . . . . . . . . .        115,870      173,086
                                                    ----------   ----------

      Total Current Liabilities . . . . . . . .      1,298,672    1,385,592
                                                    ----------   ----------

Debt Due After One Year . . . . . . . . . . . .        376,154      389,429

Deferred Income Taxes   . . . . . . . . . . . .      1,239,806    1,250,141

Retiree Benefits Obligation   . . . . . . . . .        162,847      161,198

Other Liabilities (Note 3)  . . . . . . . . . .        213,725      184,964

Stockholder's Equity:
   Common stock - $1.00 par value; 920
      shares authorized and outstanding in
      1995 and 1994 . . . . . . . . . . . . . .              1            1
   Class A stock - $1.00 par value; 80
      shares authorized and outstanding . . . .             --           --
   Capital surplus. . . . . . . . . . . . . . .        205,342      205,342
   Retained earnings. . . . . . . . . . . . . .      1,181,142    1,095,087
                                                    ----------   ----------
      Total Stockholder's Equity  . . . . . . .      1,386,485    1,300,430
                                                    ----------   ----------
      Total Liabilities and
         Stockholder's Equity . . . . . . . . .     $4,677,689   $4,671,754
                                                    ==========   ==========

          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
       For The Three Months and Six Months Ended June 30, 1995 and 1994
       ----------------------------------------------------------------
                            (Thousands of Dollars)
                                 (Unaudited)


                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 1995         1994         1995         1994
                                              -----------------------   -----------------------
Operating Revenues  . . . . . . . . . . . .   $  592,771   $  588,670   $1,177,696   $1,156,886
                                              ----------   ----------   ----------   ----------
Operating Expenses:
   Salaries, wages and employee benefits. .      197,885      191,650      397,117      392,247
   Equipment and other rents  . . . . . . .       62,865       66,746      128,352      138,344
   Depreciation and amortization. . . . . .       54,982       53,813      109,684      106,607
   Fuel and utilities (Note 2). . . . . . .       40,318       38,120       81,501       78,202
   Materials and supplies . . . . . . . . .       31,813       34,527       63,995       67,433
   Other costs. . . . . . . . . . . . . . .       60,699       72,123      148,198      147,852
                                              ----------   ----------   ----------   ----------

      Total. . . . . . . . . . . . . . . .       448,562      456,979      928,847      930,685
                                              ----------   ----------   ----------   ----------

Operating Income . . . . . . . . . . . . .       144,209      131,691      248,849      226,201
Other Income - Net . . . . . . . . . . . .        21,506        8,153       26,862       18,025
Interest Expense . . . . . . . . . . . . .       (21,913)     (24,466)     (44,487)     (49,109)
                                              ----------   ----------   ----------   ----------

Income Before Income Taxes . . . . . . . .       143,802      115,378      231,224      195,117

Income Taxes . . . . . . . . . . . . . . .       (52,949)     (42,819)     (85,469)     (71,764)
                                              ----------   ----------   ----------   ----------

   Net Income  . . . . . . . . . . . . . .    $   90,853   $   72,559   $  145,755   $  123,353
                                              ==========   ==========   ==========   ==========
Retained Earnings:
   Beginning of period . . . . . . . . . .    $1,113,830   $  965,417   $1,095,087   $  941,563
   Net income  . . . . . . . . . . . . . .        90,853       72,559      145,755      123,353
   Dividends to parent . . . . . . . . . .       (23,541)     (20,060)     (59,700)     (47,000)
                                              ----------   ----------   ----------   ----------
   End of Period . . . . . . . . . . . . .    $1,181,142   $1,017,916   $1,181,142   $1,017,916
                                              ==========   ==========   ==========   ==========

            MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                For the Six Months Ended June 30, 1995 and 1994
                -----------------------------------------------
                             (Thousands of Dollars)
                                  (Unaudited)


                                                     1995          1994
                                                   --------     ---------
Cash Flows from Operating Activities:
   Net Income  . . . . . . . . . . . . . . . .     $145,755     $123,353

   Non-Cash Charges to Income:
      Depreciation and amortization. . . . . .      109,684      106,607
      Deferred income taxes. . . . . . . . . .       (8,679)      11,411
      Other - net. . . . . . . . . . . . . . .       44,598      (19,706)
   Changes in Current Assets and Liabilities .      (30,721)      21,023
                                                   --------     --------

      Cash from Operations . . . . . . . . . .      260,637      242,688
                                                   --------     --------

Investing Activities:
   Capital Investment  . . . . . . . . . . . .     (125,218)    (138,520)
   Other - Net . . . . . . . . . . . . . . . .      (50,684)     (12,764)
                                                   --------     --------

      Cash Used in Investing Activities  . . .     (175,902)    (151,284)
                                                   --------     --------
Financing Activities:
   Debt Repaid   . . . . . . . . . . . . . . .      (20,693)     (28,293)
   Dividends Paid to Parent  . . . . . . . . .      (59,700)     (47,000)
   Advances to Affiliated Companies - Net  . .       (4,370)     (16,423)
                                                   --------     --------

      Cash Used in Financing Activities. . . .      (84,763)     (91,716)
                                                   --------     --------

      Net Change in Cash and Temporary
         Investments . . . . . . . . . . . . .     $    (28)    $   (312)
                                                   ========     ========

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of the Registrant, a wholly-owned indirect subsidiary of Union Pacific Corporation (the "Corporation"), are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1994 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results for the year ending December 31, 1995.


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

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
         Six Months Ended June 30, 1995 Compared to June 30, 1994
         --------------------------------------------------------

Operating Revenues
------------------
   Operating revenues grew $21 million (2%) to $1.18 billion, primarily reflecting a 2% gain in carloadings, partially offset by a 2% decline in average revenue per car. Commodity groups showing year-over-year carloadings improvement included energy (10%), automotive (7%) and chemicals (4%), while declines occurred in intermodal (5%), metals and minerals (4%), food/consumer/ government (3%), grain (3%) and forest (3%).

Operating Expenses
------------------
   Operating expenses totaled $929 million, $2 million (less than 1%) lower than a year ago. The increase in fuel and utilities costs ($3 million) reflects a rise in average diesel fuel prices and growth in gross ton-miles, partly offset by a lower consumption rate. Salaries, wages and employee benefits increased $5 million due to higher volumes, benefits inflation and activity relating to flooding problems in May and June of 1995. Depreciation expense increased $3 million because of continued investment in capacity. Equipment and other rents decreased $10 million, as higher volumes were more than offset by increased car hire rates. Material and supply costs also decreased $3 million.

Operating Income
----------------
   Operating income increased $23 million (10%) to $249 million. Volume improvements and the slight reduction in operating costs accounted for the rise in operating income.

Other Changes
-------------
   Interest expense decreased $5 million as a result of lower interest on equipment trust obligations. Other income increased $9 million, primarily due to payments from Southern Pacific Rail Corporation for trackage rights.

PART II.  OTHER INFORMATION
---------------------------

Item 5. OTHER INFORMATION
        -----------------

UNION PACIFIC CORPORATION (the "Corporation" OR "UPC") ACQUISITION OF SOUTHERN PACIFIC RAIL CORPORATION ("Southern Pacific") - On August 3, 1995, UPC, the parent of the Registrant, and Southern Pacific entered into a definitive merger agreement (the "Merger Agreement") providing for the acquisition of Southern Pacific by UPC (the "Southern Pacific Transaction"). Under the terms of the Merger Agreement, UPC commenced a first-step cash tender offer for up to 25% of the outstanding shares of common stock of Southern Pacific (the "Shares") at a price of $25.00 per Share. Promptly upon purchase of Shares pursuant to the tender offer, such Shares will be deposited in an independent voting trust in accordance with a voting trust agreement with Southwest Bank of St. Louis. Such Shares shall remain in the voting trust pending a decision of the Interstate Commerce Commission (the "ICC") on the Southern Pacific Transaction. Following approval of the Southern Pacific Transaction by the ICC and the satisfaction of certain other conditions, including the approval by Southern Pacific shareholders, Southern Pacific will be merged into a subsidiary of UPC (the "Merger"). Upon completion of the Merger, each share of Southern Pacific stock will be converted, at the holder's election, subject to proration, into the right to receive $25.00 in cash or 0.4065 shares of common stock of UPC. As a result of the Southern Pacific Transaction, 60% of the Shares outstanding immediately prior to the Merger will be converted into shares of common stock of UPC, with the remaining 40% of the outstanding Shares, including the Shares acquired in the tender offer, being acquired for cash. An application seeking approval of the Southern Pacific Transaction is expected to be filed with the ICC no later than December 1, 1995. The ICC is required by law to render a decision on such application within 31 months of the filing of a completed application; however, the ICC has announced that its policy is to act on applications of this type within six months of filing.

In a separate transaction, UPC plans to exit its natural resources business. The plan includes an initial public offering ("IPO") by Union Pacific Resources Group Inc. ("UPRG") of newly issued shares constituting up to 17.25% of its common stock. Following the IPO, subject to the receipt of a favorable ruling from the Internal Revenue Service expected in 1996, UPC intends to distribute the remaining common stock of UPRG on a tax-free basis pro rata to the Corporation's shareholders. To enable Southern Pacific shareholders who elect to receive UPC shares in such Merger to participate in the distribution of the shares of UPRG, UPC has agreed with Southern Pacific that the record date for such distribution shall not occur until the earlier of (1) consummation of the Merger and (2) termination of the Merger Agreement.

UPC estimates that the total amount of funds required to purchase Shares pursuant to the tender offer, to pay the cash portion of the consideration in the Merger and to pay all related costs and expenses will be approximately $1.6 billion. UPC plans to obtain the necessary funds from available cash and working capital, and either through the issuance of long- or short-term securities (including, without limitation, commercial paper notes) (the "Debt Securities") or pursuant to an existing $1.4 billion credit facility with various commercial banks (the "Facility"). It is anticipated that the indebtedness incurred in connection with the Debt Securities and/or the Facility will be repaid from funds generated internally by UPC and its subsidiaries (including, after the Merger, if consummated, dividends paid by the surviving corporation and its subsidiaries), through additional borrowings, through application of proceeds of dispositions or through a combination of two or more such sources.

Pursuant to a shareholders agreement, dated as of August 3, 1995 (the "Anschutz Shareholders Agreement"), Mr. Philip F. Anschutz and certain of his affiliates (collectively, the "Anschutz Shareholders"), who have advised UPC that in the aggregate they beneficially own approximately 31.8% of all outstanding Shares, have agreed, among other things, to vote all Shares owned by them in favor of the Merger and to comply with certain "standstill" agreements and restrictions on disposition of shares of UPC common stock to be received in the Merger.
In addition, pursuant to a shareholder agreement, dated as of August 3, 1995 (the "MSLEF Shareholder Agreement"), The Morgan Stanley Leveraged Equity Fund II, L.P., which has advised UPC that it beneficially owns approximately 8.5% of all outstanding Shares, has agreed, among other things, to vote all Shares owned by it in favor of the Merger. Similarly, pursuant to a shareholders agreement, dated as of August 3, 1995, UPC has agreed, among other things, to vote all Shares acquired pursuant to the tender offer in favor of the Merger and to comply with certain "standstill" agreements and restrictions on the disposition of the Shares purchased in the tender offer. In addition, pursuant to a shareholders agreement, dated as of August 3, 1995, the Anschutz Shareholders have agreed, among other things, to comply with certain "standstill" agreements and restrictions on disposition of shares of UPRG common stock to be received in the distribution of such shares to UPC shareholders. Pursuant to the Anschutz Shareholders Agreement and the MSLEF Shareholder Agreement, the Anschutz Shareholders and MSLEF are free to tender all, a portion of or none of the Shares owned by them pursuant to the tender offer.

Under the terms of the Anschutz Shareholders Agreement, the Board of Directors of UPC will take all actions necessary to elect Mr. Anschutz or other designee reasonably acceptable to the Board as a director of UPC's Board of Directors and to appoint Mr. Anschutz as Vice Chairman of the Board of Directors; provided that such director shall resign from the Board, at UPC's request, if the Anschutz Shareholders beneficially own less than 4% (or 3% if elected by the Anshutz Shareholders) of UPC's outstanding common stock. In his capacity as Vice Chairman, Mr. Anschutz shall have those duties and responsibilities as may be assigned by UPC's Board of Directors or by the Chairman of the Board, and Mr. Anschutz shall receive no compensation for serving in such position.

Pursuant to two registration rights agreements, each dated as of August 3, 1995, certain of the Anschutz Shareholders are granted, subject to the terms and conditions therein specified, certain registration rights in respect of the shares of UPC common stock to be received by them in the Merger and in respect of the shares of UPRG common stock to be received by them in the distribution thereof to UPC shareholders. In addition, pursuant to a registration rights agreement, dated as of August 3, 1995, UPC is granted, subject to the terms and conditions therein specified, certain registration rights in respect of the Shares to be purchased pursuant to the tender offer.

LITIGATION RELATING TO THE CORPORATION'S ACQUISITION OF CHICAGO AND NORTH WESTERN TRANSPORTATION COMPANY ("CNW") - As previously reported in the Registrant's Form 10-Q for the quarter ended March 31, 1995, the Corporation, UP Rail, Inc. ("UP Rail"), CNW and CNW's directors were named as defendants in five class action lawsuits in the Court of Chancery in New Castle County, Delaware relating to the Corporation's acquisition of CNW. On April 13, 1995, counsel for CNW, the Corporation and the plaintiffs entered into a Memorandum of Understanding (the "Memorandum of Understanding") proposing to settle all of the pending class action lawsuits relating to the acquisition. The parties to the Memorandum of Understanding also prepared and submitted to the Delaware Court of Chancery for its approval a Stipulation of Settlement of the pending class action lawsuits. A hearing on the Stipulation of Settlement was held and on June 26, 1995 the Stipulation of Settlement was approved by the Court with certain revisions, thereby settling this litigation.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Exhibits
              --------

        Exhibit No.                      Description
        -----------                      -----------
          2(a) Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, UP Acquisition Corporation (the "Purchaser") and Southern Pacific, is incorporated by reference to Exhibit (c)(1) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

         2(b) List of Schedules to Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, the Purchaser and Southern Pacific.

         2(c) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated by reference to Exhibit
                     (c)(2) to the Corporation's Tender Offer Statement on
                     Schedule 14D-1, dated August 9, 1995.

         2(d) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated by reference to Exhibit (c)(3) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

         2(e) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(4) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

         2(f) Shareholders Agreement, dated as of August 3, 1995, among UPRG, TAC, the Foundation and Mr. Anschutz, is incorporated by reference to Exhibit (c)(5) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

         2(g) Registration Rights Agreement, dated as of August 3, 1995, among the Corporation, TAC and the Foundation, is incorporated by reference to Exhibit (c)(6) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

         2(h) Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(7) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

         2(i) Registration Rights Agreement, dated as of August 3, 1995, among UPRG, TAC and the Foundation, is incorporated by reference to Exhibit (c)(8) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

         2(j) Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated by reference to Exhibit
                   (c)(9) to the Corporation's Tender Offer Statement on
                   Schedule 14D-1, dated August 9, 1995.

         27        Financial Data Schedule.


          (b)    Reports on Form 8-K
                 --------------------

                 No reports on Form 8-K were filed during the quarter ended June 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August, 1995.



                                   MISSOURI PACIFIC RAILROAD COMPANY



                                   By  /s/ C. E. Billingsley
                                       -----------------------------
                                       C. E. Billingsley,
                                       Chief Accounting Officer





                                   By  /s/ E. L. Butler
                                       ----------------------------
                                       E. L. Butler,
                                       Assistant Vice President - Finance


       Exhibit Index

                     MISSOURI PACIFIC RAILROAD COMPANY

                               EXHIBIT INDEX



Exhibit No.     Description
-----------     ---------------

2(a) Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, UP Acquisition Corporation (the "Purchaser") and Southern Pacific, is incorporated by reference to Exhibit (c)(1) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

2(b) List of Schedules to Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, Union Pacific Railroad Company, the Purchaser and Southern Pacific.

2(c) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated by reference to Exhibit (c)(2) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

2(d) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated by reference to Exhibit (c)(3) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

2(e) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(4) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

2(f) Shareholders Agreement, dated as of August 3, 1995, among UPRG, TAC, the Foundation and Mr. Anschutz, is incorporated by reference to Exhibit (c)(5) to the Corporation's Tender Offer Statement on
           Schedule 14D-1, dated August 9, 1995.

2(g) Registration Rights Agreement, dated as of August 3, 1995, among the Corporation, TAC and the Foundation, is incorporated by reference to Exhibit (c)(6) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

2(h) Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated by reference to Exhibit (c)(7) to the Corporation's Tender Offer Statement on
           Schedule 14D-1, dated August 9, 1995.

2(i) Registration Rights Agreement, dated as of August 3, 1995, among UPRG, TAC and the Foundation, is incorporated by reference to Exhibit (c)(8) to the Corporation's Tender Offer Statement on
           Schedule 14D-1, dated August 9, 1995.

2(j) Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated by reference to Exhibit (c)(9) to the Corporation's Tender Offer Statement on Schedule 14D-1, dated August 9, 1995.

27         Financial Data Schedule.