Form 10-Q
period 1995-09-30
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1995-11-09
CIK 310183

       COVER
                                 FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from_________________________ to _____________________

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

     On October 31, 1995, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

       INDEX

                     MISSOURI PACIFIC RAILROAD COMPANY
                                   INDEX


                       PART I.  FINANCIAL INFORMATION
                       ------------------------------

                                                                     Page Number
                                                                     -----------

ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
        At September 30, 1995 and December 31, 1994. . . . . . .         1 - 2

    CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
        RETAINED EARNINGS - For the Three Months and Nine Months Ended
        September 30, 1995 and 1994. . . . . . . . . . . . . . .           3

    CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
        the Nine Months Ended September 30, 1995 and 1994  . . .           4

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . .           5

    MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
        OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .           6



                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .         7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         ----------------------------------------------------------
                           (Thousands of Dollars)
                                (Unaudited)


                                                       September 30,      December 31,
ASSETS                                                       1995             1994
------                                                   -----------      -----------
Current Assets:
  Cash and temporary investments . . . . . .             $     6,830      $     7,640
  Accounts receivable - net. . . . . . . . .                  77,211           75,678
  Inventories  . . . . . . . . . . . . . . .                 100,901          102,936
  Deferred income taxes. . . . . . . . . . .                  68,529           68,529
  Other current assets . . . . . . . . . . .                  28,396           75,555
                                                         -----------      -----------

     Total Current Assets. . . . . . . . . .                 281,867          330,338
                                                         -----------      -----------

Investments:
  Investments in and advances to
     affiliated companies. . . . . . . . . .                  64,082           49,158
  Other investments. . . . . . . . . . . . .                  43,530           13,020
                                                         -----------      -----------
     Total Investments . . . . . . . . . . .                 107,612           62,178
                                                         -----------      -----------

Properties:
  Road . . . . . . . . . . . . . . . . . . .               4,374,820        4,220,652
  Equipment. . . . . . . . . . . . . . . . .               1,711,926        1,717,873
  Other  . . . . . . . . . . . . . . . . . .                  68,981           73,416
                                                         -----------      -----------
     Total Properties. . . . . . . . . . . .               6,155,727        6,011,941
       Accumulated depreciation and
          amortization . . . . . . . . . . .              (1,887,720)      (1,808,772)
                                                         -----------      -----------

     Properties - Net. . . . . . . . . . . .               4,268,007        4,203,169
                                                         -----------      -----------

Intangible and Other Assets. . . . . . . . .                  63,582           76,069
                                                         -----------      -----------

  Total Assets . . . . . . . . . . . . . . .             $ 4,721,068      $ 4,671,754
                                                         ===========      ===========


         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         ----------------------------------------------------------
             (Thousands of Dollars, Except Per Share Amounts)
                               (Unaudited)


                                                        September 30,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                         1995             1994
------------------------------------                    ------------      ------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . .            $     27,657      $     26,220
  Accrued wages and vacation . . . . . . . .                 115,669           107,580
  Income and other taxes payable . . . . . .                 104,419            91,206
  Interest payable . . . . . . . . . . . . .                  12,427            14,012
  Debt due within one year . . . . . . . . .                  27,639            38,664
  Due to affiliated companies - net. . . . .                 797,964           816,795
  Casualty and other reserves. . . . . . . .                 114,259           118,029
  Other current liabilities. . . . . . . . .                 111,304           173,086
                                                        ------------      ------------

     Total Current Liabilities . . . . . . .               1,311,338         1,385,592
                                                        ------------      ------------

Debt Due After One Year. . . . . . . . . . .                 369,147           389,429
                                                        ------------      ------------

Deferred Income Taxes  . . . . . . . . . . .               1,248,514         1,250,141
                                                        ------------      ------------

Retiree Benefits Obligation  . . . . . . . .                 163,677           161,198
                                                        ------------      ------------

Other Liabilities. . . . . . . . . . . . . .                 200,483           184,964
                                                        ------------      ------------
Stockholder's Equity:
  Common stock - $1.00 par value; 920
     shares authorized and outstanding in
     1995 and 1994 . . . . . . . . . . . . .                       1                 1
  Class A stock - $1.00 par value; 80
     shares authorized and outstanding . . .                      --                --
  Capital surplus. . . . . . . . . . . . . .                 205,342           205,342
  Retained earnings. . . . . . . . . . . . .               1,222,566         1,095,087
                                                        ------------     -------------
     Total Stockholder's Equity. . . . . . .               1,427,909         1,300,430
                                                        ------------     -------------
     Total Liabilities and
       Stockholder's Equity. . . . . . . . .            $  4,721,068     $   4,671,754
                                                        ============     =============



          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
     For The Three Months and Nine Months Ended September 30, 1995 and 1994
     ----------------------------------------------------------------------
                            (Thousands of Dollars)
                                  (Unaudited)


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                            1995          1994          1995           1994
                                                         ------------------------    -------------------------

Operating Revenues . . . . . . . . . . . . . . .         $  585,846    $  583,197    $1,763,542     $1,740,083
                                                         ----------    ----------    ----------     ----------
Operating Expenses:
  Salaries, wages and employee benefits. . . . .            182,655       198,657       579,772        590,904
  Equipment and other rents. . . . . . . . . . .             75,963        63,971       204,315        202,315
  Depreciation and amortization. . . . . . . . .             55,321        54,201       165,005        160,808
  Fuel and utilities (Note 2). . . . . . . . . .             39,855        37,412       121,356        115,614
  Materials and supplies . . . . . . . . . . . .             30,450        26,910        94,445         94,343
  Other costs. . . . . . . . . . . . . . . . . .             82,159        68,344       230,357        216,196
                                                         ----------    ----------    ----------     ----------

     Total . . . . . . . . . . . . . . . . . . .            466,403       449,495     1,395,250      1,380,180
                                                         ----------    ----------    ----------     ----------

Operating Income . . . . . . . . . . . . . . . .            119,443       133,702       368,292        359,903
Other Income - Net . . . . . . . . . . . . . . .             15,912         4,080        42,774         22,105
Interest Expense . . . . . . . . . . . . . . . .            (22,537)      (23,887)      (67,024)       (72,996)
                                                         ----------    ----------    ----------     ----------

Income Before Income Taxes . . . . . . . . . . .            112,818       113,895       344,042        309,012

Income Taxes . . . . . . . . . . . . . . . . . .            (41,544)      (42,229)     (127,013)      (113,993)
                                                         ----------    ----------    ----------     ----------

     Net Income  . . . . . . . . . . . . . . . .         $   71,274    $   71,666    $  217,029     $  195,019
                                                         ==========    ==========    ==========     ==========
Retained Earnings:
  Beginning of period. . . . . . . . . . . . . .         $1,181,142    $1,017,916    $1,095,087     $  941,563
  Net income . . . . . . . . . . . . . . . . . .             71,274        71,666       217,029        195,019
  Dividends to parent. . . . . . . . . . . . . .            (29,850)      (23,500)      (89,550)       (70,500)
                                                         ----------    ----------    ----------     ----------

  End of Period. . . . . . . . . . . . . . . . .         $1,222,566    $1,066,082    $1,222,566     $1,066,082
                                                         ==========    ==========    ==========     ==========

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Nine Months Ended September 30, 1995 and 1994
           ----------------------------------------------------------
                             (Thousands of Dollars)
                                   (Unaudited)


                                                              1995            1994
                                                            --------        -------
Cash Flows from Operating Activities:
  Net Income . . . . . . . . . . . . . . . . . . . .       $ 217,029       $ 195,019

  Non-Cash Charges to Income:
     Depreciation and amortization . . . . . . . . .         165,005         160,808
     Deferred income taxes . . . . . . . . . . . . .              18           2,432
     Other - net . . . . . . . . . . . . . . . . . .          42,696           8,642
  Changes in Current Assets and Liabilities. . . . .          (7,762)         18,274
  Cash Used for Special Charge . . . . . . . . . . .          (7,545)        (40,474)
                                                           ---------       ---------

     Cash from Operations. . . . . . . . . . . . . .         409,441         344,701
                                                           ---------       ---------

Investing Activities:
  Capital Investment . . . . . . . . . . . . . . . .        (196,690)       (218,681)
  Other - Net. . . . . . . . . . . . . . . . . . . .         (73,403)        (19,013)
                                                           ---------       ---------

     Cash Used in Investing Activities . . . . . . .        (270,093)       (237,694)
                                                           ---------       ---------
Financing Activities:
  Debt Repaid  . . . . . . . . . . . . . . . . . . .         (31,777)        (48,009)
  Dividends Paid to Parent . . . . . . . . . . . . .         (89,550)        (70,500)
  Advances to Affiliated Companies - Net . . . . . .         (18,831)         11,477
                                                           ---------       ---------

     Cash Used in Financing Activities . . . . . . .        (140,158)       (107,032)
                                                           ---------       ---------

     Net Change in Cash and Temporary
       Investments . . . . . . . . . . . . . . . . .       $    (810)      $     (25)
                                                           =========       =========


           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------------
                                   (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of the Registrant, a wholly-owned indirect subsidiary of Union Pacific Corporation (the "Corporation"), are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated
     Financial Position at December 31, 1994 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results for the year ending December 31, 1995.

2. PRICE RISK MANAGEMENT - The Registrant utilizes futures contracts, option contracts and swap agreements as hedges to manage variability of diesel fuel costs. Gains and losses on these contracts are recognized upon delivery of the commodity. The Registrant has purchased fixed price contracts to hedge approximately 3 percent of its remaining 1995 diesel fuel consumption at approximately $0.46 per gallon.
     Credit risk related to these activities is minimal.

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

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS Nine Months Ended September 30, 1995 Compared to September 30, 1994
       -------------------------------------------------------------------


Operating Revenues
------------------
  Operating revenues grew $23 million (1%), primarily reflecting a slight gain in carloadings, partially offset by a 1% drop in average revenue per car. The commodity groups that showed year-over-year carloading improvements included energy (12%), automotive (7%), grain (4%), and chemicals
(1%), while declines occurred in intermodal (9%), food/consumer/government (7%), forest (6%) and metals/minerals (3%).

Operating Expenses
------------------
  Operating expenses totaled $1.4 billion, $15 million (1%) higher than a year ago. The $6 million increase in fuel and utilities cost reflects the growth in gross ton miles and a rise in average price, partly offset by a lower consumption rate. Depreciation and amortization expense increased $4 million driven by continued investment in capacity. Equipment and other rents rose $2 million due to increased volume. Other costs increased $14 million (7%) primarily the result of a 1994 insurance settlement for damages related to the 1993 floods. Salaries, wages and employee benefits decreased
$11 million, as benefit inflation was more than offset by flat volumes, reduced accruals for lump sum agreement contract payments and a special railroad retirement tax refund.

Operating Income
----------------
  Operating income increased $8 million (2%) to $368 million as a result of volume improvements.

Other Changes
-------------
  Interest expense decreased $6 million as a result of lower interest on equipment trust obligations. Other income increased $21 million, primarily due to payments from Southern Pacific Rail Corporation for trackage rights, gains on the sale of certain real estate, and interest received on the settlement of railroad retirement and supplemental annuity tax claims.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
            ---------
         27 - Financial Data Schedule.

         (b) Reports on Form 8-K
             -------------------

         No reports on Form 8-K were filed during the quarter ended September 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 9th day of November, 1995.



                               MISSOURI PACIFIC RAILROAD COMPANY



                               By /s/ M. B. Smith
                                  -------------------------------
                                  M. B. Smith,
                                  Chief Accounting Officer





                               By /s/ E. L. Butler
                                  -------------------------------
                                  E. L. Butler,
                                  Assistant Vice President - Finance

       Exhibit Index


                        MISSOURI PACIFIC RAILROAD COMPANY

                                  EXHIBIT INDEX


   Exhibit No.                     Description
   -----------                     -----------

        27                         Financial Data Schedule