Form 10-K
period 1995-12-31
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1996-03-22
CIK 310183

                    COVER

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-K

(Mark One)

  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1995

                                     OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ___________ to ___________


                       Commission File Number 1-7817



                      MISSOURI PACIFIC RAILROAD COMPANY
                      ---------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                   43-1118635
--------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   1416 Dodge Street, Omaha, Nebraska                      68179
----------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (402) 271-5000

                        -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each Class                          which registered
         -------------------                      ------------------------
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  4-1/4% First Mortgage Bonds due 2005
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  4-3/4% General Income Mortgage Bonds
  due 2020 and 2030
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  5% Debentures due 2045
Texas and Pacific Railway Company               New York Stock Exchange, Inc.
  5% First Mortgage Bonds due 2000
Missouri-Kansas-Texas Railroad Company          New York Stock Exchange, Inc.
  5-1/2% Subordinated Income Debentures
  due 2033

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

                        -----------------------------

None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly-owned, indirect subsidiary of Union Pacific Corporation.

As of February 29, 1996, the Registrant had outstanding 920 shares of Common Stock, $1 par value, and 80 shares of Class A Stock, $1 par value.

                        -----------------------------

DOCUMENTS INCORPORATED BY REFERENCE - None

                                    PART I
                                    ------

Item 1.     Business
            --------

Missouri Pacific Railroad Company (the "Registrant") includes the Registrant, a Class I Railroad incorporated in Delaware and a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation" or "Union Pacific"), as well as a number of wholly-owned and majority-owned subsidiaries of the Registrant engaged in various railroad and related operations, and various terminal companies in which the Registrant has minority interests.

     The Registrant operates in the midwestern and southwestern states of Arkansas, Colorado, Illinois, Kansas, Louisiana, Missouri, Nebraska, Oklahoma, Tennessee and Texas. The Registrant maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast ports and across the Texas-Mexico border. The Registrant's operations have been coordinated with those of Union Pacific Railroad Company ("UPRR"), another wholly-owned, indirect subsidiary of the Corporation. The two railroads operate as a unified system and are here after referred to as (the "Railroad"). See Note 3 to the Registrant's Financial Statements for information on related party transactions.

     In 1995, the Registrant had transportation revenues of $2.4 billion, approximately 98.4 percent of which were derived from rail freight operations. Percentages of revenue ton-miles ("RTM") and rail commodity revenue for major commodities during 1995, 1994 and 1993 were as follows:

                        1995                1994                1993
                  ----------------    ----------------    ----------------
                         Commodity           Commodity           Commodity
                   RTM     Revenue     RTM     Revenue     RTM     Revenue
                  -----  ---------   ------  ---------    -----  ---------
                                     (Percent of Total)

Energy            32.9%    17.1%      29.9%    15.4%      29.0%    14.8%
Chemicals         21.5     29.0       22.6     29.2       22.3     29.1
Metals/Minerals/
   Forest         15.5     18.4       16.9     18.7       17.7     20.2
Grain and Grain
   Products       17.1     10.8       15.9     10.1       16.7     10.9
Intermodal         5.3      7.8        6.1      8.7        5.2      7.4
Automotive         3.9     12.1        4.2     12.6        4.6     12.1
Food/Consumer/
   Government      3.8      4.8        4.4      5.3        4.5      5.5
                 ------   ------     ------   ------     ------   ------

    Total        100.0%   100.0%     100.0%   100.0%     100.0%   100.0%
                 ======   ======     ======   ======     ======   ======
Amount in
 Billions         94.9     $2.3       89.6     $2.3       82.3     $2.1
                 ======  =======     ======   ======     ======   ======

Significant Events
------------------

Merger with UPRR - The Corporation intends to merge the Registrant and UPRR in mid-to-late 1996.

Chicago and North Western Transportation Company ("CNW") - In March 1995, the Corporation executed a definitive merger agreement to acquire, for $1.2 billion, the remaining 71.6% of outstanding common stock of CNW not previously owned by Union Pacific. Under this agreement, Union Pacific initiated a cash tender offer in March 1995 for all outstanding CNW shares at $35 per share, which was completed in late April 1995. The acquisition of CNW was accounted for as a purchase and CNW's financial results were consolidated into Union Pacific beginning in May 1995. In October 1995, CNW was merged into and is now part of UPRR.

Southern Pacific Rail Corporation ("Southern Pacific") Acquisition - In August 1995, Union Pacific and Southern Pacific entered into a definitive merger agreement ("the Agreement") providing for the acquisition of Southern Pacific by Union Pacific. Under the terms of the Agreement, Union Pacific acquired 25% of Southern Pacific's common stock in a first-step cash tender offer. Following approval of the Southern Pacific acquisition by the Surface Transportation Board ("STB") of the Department of Transportation--the successor to the Interstate Commerce Commission ("ICC")--Union Pacific will complete the acquisition of Southern Pacific by exchanging each of the remaining Southern Pacific common shares, at the holder's election and subject to proration, for $25 or 0.4065 shares of Union Pacific common stock. As a result, Union Pacific will convert 60% of Southern Pacific's outstanding shares immediately before the acquisition into shares of Union Pacific common stock, with the remaining 40% of the outstanding shares, including the shares acquired in the first-step cash tender offer, being acquired for cash.

     Union Pacific completed the first-step cash tender offer in September 1995 pursuant to which approximately 39 million common shares or 25% of the outstanding common shares of Southern Pacific were acquired by Union
Pacific at $25 per share. Union Pacific deposited these shares in an independent voting trust pending STB approval of the acquisition of Southern Pacific.

     The Corporation filed an application for control of the Southern
Pacific with the STB in late November 1995. The STB has adopted an expedited schedule under which it intends to render a final decision within 255 days of filing the original application. Should the acquisition of Southern Pacific not be approved by the STB, or should the STB impose onerous approval conditions, the Corporation may be required to or may choose to dispose of its initial investment in Southern Pacific. Such a disposition could cause Union Pacific to incur a significant loss on its investment in Southern Pacific. However, the Corporation believes that the STB will approve its application for control of the Southern Pacific without onerous conditions.

     Southern Pacific operates the nations sixth largest railroad through 15 states and transports freight over approximately 14,500 miles of main-line track, linking the West Coast and Gulf Coast ports to large population centers in the Midwest. Southern Pacific generated operating revenues of $3.2 billion in 1995 and $3.1 billion in 1994. The combination of the Railroad and Southern Pacific would create the nation's largest railroad.

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

Employees
---------

As is true with employees of all the principal railroads in the country, the majority of the Registrant's employees are organized along craft lines and represented by national labor unions. The Registrant continues to enter into agreements implementing the previous round of national negotiations to meet local requirements throughout its system. The Registrant has implemented two-person crews for all through-freight trains and for a portion of yard and local operations. Expansion of two-person crews is planned for other areas of the system.

     Both the unions and the railroads took the necessary steps in 1995 to commence labor negotiations on a new agreement for all craft lines. In January 1996, a tentative agreement was reached with the United Transportation Union ("UTU"), which represents approximately 25% of the Railroad's unionized employees. The five-year package, which is currently undergoing UTU ratification, includes a combination of general wage increases and lump-sum payments ranging from 3% to 3.5% annually, as well as increased work rule flexibility. In February 1996, a tentative agreement was also reached with the Brotherhood of Locomotive Engineers ("BLE"). The final terms of the agreement are anticipated to be similar to those provided for in the UTU agreement. Ratification votes by the UTU and BLE are expected in the spring of 1996. Negotiations with other craft lines will continue in 1996.

Governmental Regulation
-----------------------

The Registrant's operations are currently subject to a variety of Federal, state and local regulations. A description of the more significant regulations follows.

     The operations of the Registrant are subject to the regulatory jurisdiction of the STB, the successor to the ICC, other Federal agencies and various state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste, and equipment standards. As a result of the ICC Termination Act of 1995, effective January 1, 1996, state agencies no longer have authority to regulate intrastate rail rates, practices and services. However, various state and local agencies have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

Item 2.     Properties
            ----------

Operating Equipment
-------------------

At December 31, 1995 the Registrant owned or leased from others 1,333 locomotives, 29,381 freight cars and 1,895 units of work equipment. Substantially all of the Registrant's railroad rolling stock is subject to the liens of the Registrant's First Mortgage and General Income Mortgage, as well as the lien of the First Mortgage of the Texas and Pacific Railway Company, its predecessor in interest (collectively the "Mortgages"). In addition, a portion of this property is subject to various equipment obligations which are superior to the liens of one or more of the Mortgages. In connection with its motor freight operations, the Registrant operated 31 tractors, 23 rampers and 689 trailers at December 31, 1995.

Rail Property
-------------

The Registrant operates approximately 9,500 miles of track, including 7,900 miles of main line and 1,600 miles of branch line. Approximately 10 percent of the main line track consists of trackage rights over track owned by others. The Registrant's right-of-way and tracks are subject to one or more of the Mortgages.

Item 3.     Legal Proceedings
            -----------------

            The Registrant has received notices from the Environmental Protection Agency ("EPA") and state environmental agencies alleging that it is or may be liable under certain Federal or state environmental legislation for the remediation costs associated with alleged contamination or for violations of environmental requirements at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Registrant believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Registrant's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated. Additional information on the Registrant's potential environmental costs is set forth under Note 11 to the Registrant's financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Omitted in accordance with General Instruction J of Form 10-K.

                                    PART II
                                    -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

            All of the Common Stock and Class A Stock of the Registrant is owned by a wholly-owned indirect subsidiary of the Corporation. Accordingly, there is no market for the Registrant's capital stock. Dividends on the Registrant's Common Stock, which are paid on a quarterly basis, totalled $119.4 million in 1995 and $94 million in 1994. Through 1993, no dividends had been declared or paid on the Registrant's Class A Stock; however, a $6.3 million special cash dividend was paid on the Class A Stock in 1995 and a $3.4 million special cash dividend was paid on the Class A Stock in 1994. See Notes 7 and 9 to the Registrant's financial statements for a discussion of dividend restrictions on the Common Stock and Class A Stock.

Item 6.     Selected Financial Data
            -----------------------

            Omitted in accordance with General Instruction J of Form 10-K.

Item 7.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

            Omitted in accordance with General Instruction J of Form 10-K. In lieu thereof, a narrative analysis is presented on Page F-17.

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

            Omitted in accordance with General Instruction J of Form 10-K.


                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

            (a)  (1) and (2) Financial Statements and Schedules
                 ----------------------------------------------

                 See Index to Financial Statements.

            (a)  (3) Exhibits
                 ------------

                 2(a) Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, UPRR, UP Acquisition Corporation (the "Purchaser") and Southern Pacific, is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                 3(a) Registrant's Certificate of Incorporation, amended effective as of August 12, 1988, is incorporated herein by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1988.

                 3(b) Registrant's By-laws, as amended effective as of May 26, 1994.

                 4 Pursuant to various indentures and other agreements, the Registrant has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

                 9 Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(a) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated herein by referenced to Annex D to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(b) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(c) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(d) Shareholders Agreement, dated as of August 3, 1995, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz, is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(e) Registration Rights Agreement, dated as of August 3, 1995, among the Corporation, TAC and the Foundation, is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(f) Registration Rights Agreement, dated as of August 3, 1995, among Resources, TAC and the Foundation, is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(g) Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(h) Clarification of Anschutz Shareholders Agreement and Anschutz/Spinco Shareholders Agreement is incorporated herein by reference to Exhibit 10.8 to

                            Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(i) Clarification of Parent Shareholders Agreement is incorporated herein by reference to Exhibit 10.9 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(j) Clarification of Agreement and Plan of Merger is incorporated herein by reference to Exhibit 10.10 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(k) Agreement, dated September 25, 1995, among the Corporation, UPRR, the Registrant and Southern Pacific, Southern Pacific Transportation Company ("SPT"), The Denver & Rio Grande Western Railroad Company ("D&RGW"), St. Louis Southwestern Railway Company ("SLSRC") and SPCSL Corp. ("SPCSL"), on the one hand, and Burlington Northern Railroad Company ("BN") and The Atchison, Topeka and Santa Fe Railway Company ("Santa Fe"), on the other hand, is incorporated by reference to Exhibit 10.11 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                10(l) Supplemental Agreement, dated November 18, 1995, between the Corporation, UPRR, the Registrant and Southern Pacific, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to
                            Exhibit 10.12 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

                24 Powers of attorney executed by the directors of the Registrant.

                27          Financial Data Schedule.

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 1996.

                             MISSOURI PACIFIC RAILROAD COMPANY



                             By /s/ Ronald J. Burns
                                --------------------------------------
                                Ronald J. Burns,
                                President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 14th day of March, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.



                             By /s/ Ronald J. Burns
                                --------------------------------------
                                Ronald J. Burns,
                                President and Chief Executive Officer



                                /s/ L. White Matthews, III
                                --------------------------------------
                                L. White Matthews, III,
                                Chief Financial Officer and a Director



                                /s/ James R. Young
                                --------------------------------------
                                James R. Young,
                                Vice President-Finance



                                /s/ Morris B. Smith
                                --------------------------------------
                                Morris B. Smith,
                                Chief Accounting Officer

DIRECTORS:

Robert P. Bauman*                         Richard J. Mahoney*



Richard B. Cheney*                        Jack L. Messman*



E. Virgil Conway*                         John R. Meyer*



Richard K. Davidson*                      Thomas A. Reynolds, Jr.*



Spencer F. Eccles*                        James D. Robinson, III*



Elbridge T. Gerry, Jr.*                   Robert W. Roth*



William H Gray, III*                      Richard D. Simmons*



Judith Richards Hope*



       * By  /s/ Judy L. Swantak
             ---------------------------------
             Judy L. Swantak, Attorney-in-fact

   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                        INDEX TO FINANCIAL STATEMENTS
                        -----------------------------



                                                                   Page
                                                             ----------------

Independent Auditors' Report...............................         F-2

Financial Statements:

  Statement of Consolidated Financial Position -
    At December 31, 1995 and 1994..........................      F-3 - F-4

  Statement of Consolidated Income and Retained
    Earnings - For the Years Ended December 31, 1995,
    1994 and 1993..........................................         F-5

  Statement of Consolidated Cash Flows - For the Years
    Ended December 31, 1995, 1994 and 1993.................         F-6

  Accounting Policies......................................         F-7

  Notes to Consolidated Financial Statements...............      F-8 - F-16

Management's Narrative Analysis of the
  Results of Operations....................................         F-17



Schedules are omitted because they are not applicable or the required information is set forth in the financial statements referred to above.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors
Missouri Pacific Railroad Company
Omaha, Nebraska

We have audited the accompanying statements of consolidated financial position of Missouri Pacific Railroad Company (a wholly-owned indirect subsidiary of Union Pacific Corporation) and subsidiary companies (the "Registrant") as of December 31, 1995 and 1994, and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Registrant at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, in January 1993, the Registrant changed its method of accounting for postretirement benefits other than pensions, income taxes and transportation revenue and expense recognition.



/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 18, 1996


   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        At December 31, 1995 and 1994
                        -----------------------------

                           (Thousands of Dollars)


                                   ASSETS
                                   ------

                                                      1995        1994
                                                   ----------  ----------
Current Assets:
  Cash and temporary investments...........        $    7,648  $    7,640
  Accounts receivable - net (Note 5).......            64,311      75,678
  Materials and supplies...................            98,920     102,936
  Deferred income taxes (Notes 4 and 6)....            47,755      68,529
  Other current assets.....................            21,551      75,555
                                                   ----------  ----------

     Total Current Assets..................           240,185     330,338
                                                   ----------  ----------
Investments:
  Investments in and advances to
     affiliated companies..................            49,806      49,158
  Other investments........................            44,017      13,020
                                                   ----------  ----------

     Total Investments.....................            93,823      62,178
                                                   ----------  ----------

Properties, at cost (Notes 7 and 8):
  Road.....................................         4,428,724   4,220,652
  Equipment................................         1,724,598   1,717,873
  Other....................................            68,936      73,416
                                                   ----------  ----------
     Total Properties......................         6,222,258   6,011,941
  Less accumulated depreciation and
     amortization..........................         1,898,640   1,808,772
                                                   ----------  ----------

     Properties - Net......................         4,323,618   4,203,169
                                                   ----------  ----------

Intangible and Other Assets ................           39,370      76,069
                                                   ----------  ----------

     Total Assets .........................        $4,696,996  $4,671,754
                                                   ==========  ==========


The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.



   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                      At December 31, 1995 and 1994
                      -----------------------------

                          (Thousands of Dollars)


                   LIABILITIES AND STOCKHOLDER'S EQUITY
                   ------------------------------------


                                                      1995        1994
                                                   ----------  ----------
Current Liabilities:
  Accounts payable...........................      $   30,654  $   26,220
  Accrued wages and vacation.................         109,215     107,580
  Income and other taxes payable (Note 6)....          75,060      91,206
  Interest payable...........................          15,982      14,012
  Debt due within one year (Notes 7 and 8)...          23,957      38,664
  Due to affiliated companies - net (Note 3).         786,309     816,795
  Casualty and other reserves................         112,698     118,029
  Other current liabilities..................         108,200     173,086
                                                   ----------  ----------

     Total Current Liabilities...............       1,262,075   1,385,592
                                                   ----------  ----------

Debt Due After One Year (Notes 7 and 8)......         363,917     389,429
                                                   ----------  ----------

Deferred Income Taxes (Notes 4 and 6)........       1,243,719   1,250,141
                                                   ----------  ----------

Retiree Benefit Obligations (Notes 4 and 10).         163,280     161,198
                                                   ----------  ----------

Other Liabilities ...........................         202,534     184,964
                                                   ----------  ----------

Stockholder's Equity (Notes 7 and 9):
  Common stock - $1.00 par value; 920 shares
    authorized and outstanding...............               1           1
  Class A stock - $1.00 par value; 80
    shares authorized and outstanding........               -           -
  Capital surplus............................         205,342     205,342
  Retained earnings..........................       1,256,128   1,095,087
                                                   ----------  ----------

     Total Stockholder's Equity..............       1,461,471   1,300,430
                                                   ----------  ----------

     Total Liabilities and
        Stockholder's Equity.................      $4,696,996  $4,671,754
                                                   ==========  ==========


The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.



   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

            STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
             For the Years Ended December 31, 1995, 1994 and 1993

                            (Thousands of Dollars)



                                                 1995       1994       1993
                                              ---------- ---------- ----------
Operating Revenues (Note 4)...........        $2,350,400 $2,320,791 $2,149,104
                                              ---------- ---------- ----------

Operating Expenses (Notes 3 and 4):
  Salaries, wages and employee
     benefits.........................           764,689    793,654    783,907
  Equipment and other rents...........           285,132    271,163    220,738
  Depreciation and amortization.......           220,571    215,731    206,987
  Fuel and utilities (Note 5).........           162,363    153,352    152,091
  Materials and supplies..............           123,848    123,491    125,303
  Other costs.........................           314,825    297,709    249,945
                                              ---------- ---------- ----------

     Total............................         1,871,428  1,855,100  1,738,971
                                              ---------- ---------- ----------

Operating Income......................           478,972    465,691    410,133
Other Income - Net ...................            48,732     23,290     37,843
Interest Expense (Notes 3 and 7)......           (88,638)   (96,147)  (103,848)
                                              ---------- ---------- ----------

Income Before Income Taxes............           439,066    392,834    344,128

Income Tax Expense (Note 6)...........           158,625    145,310    145,193
                                              ---------- ---------- ----------

Income Before Cumulative Effect
  of Changes in Accounting Principles.           280,441    247,524    198,935

Cumulative Effect to January 1, 1993 of
  Changes in Accounting Principles
  (Note 4)............................                 -          -   (125,168)
                                              ---------- ---------- ----------

     Net Income.......................        $  280,441 $  247,524 $   73,767
                                              ========== ========== ==========

Retained Earnings:
  Beginning of year...................        $1,095,087 $  941,563 $  957,796
  Net income..........................           280,441    247,524     73,767
  Dividends to parent (Notes 7 and 9).          (119,400)   (94,000)   (90,000)
                                              ---------- ---------- ----------

  End of Year.........................        $1,256,128 $1,095,087 $  941,563
                                              ========== ========== ==========


The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.



   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                   STATEMENT OF CONSOLIDATED CASH FLOWS
           For the Years Ended December 31, 1995, 1994 and 1993
           ----------------------------------------------------

                           (Thousands of Dollars)


                                                   1995       1994       1993
                                                ---------  ---------  ---------
Net Income....................................  $ 280,441  $ 247,524  $  73,767
Non-Cash Charges to Income:
  Depreciation and amortization...............    220,571    215,731    206,987
  Deferred income taxes.......................     16,222     35,347     66,772
  Cumulative effect of changes in accounting
     principles  (Note 4).....................          -          -    125,168
  Other non-cash charges......... ............     24,450     16,061     18,344
Changes in current assets and liabilities.....     (2,870)   (29,794)   (71,865)
Cash used for special charge..................    (14,161)   (42,271)   (88,750)
                                                ---------  ---------  ---------

  Cash from Operations........................    524,653    442,598    330,423
                                                ---------  ---------  ---------

Investing Activities:
  Capital ....................................   (309,689)  (289,511)  (315,192)
  Other - net.................................    (24,234)   (19,503)    (2,870)
                                                ---------  ---------  ---------

  Cash Used in Investing Activities...........   (333,923)  (309,014)  (318,062)
                                                ---------  ---------  ---------

Financing Activities:
  Debt repaid (Note 7)........................    (40,836)   (59,347)  (105,319)
  Dividends to parent ........................   (119,400)   (94,000)   (90,000)
  Advances (to) from affiliated
    companies - net...........................    (30,486)    20,272    187,416
                                                ---------  ---------  ---------

  Cash Used in Financing Activities ..........   (190,722)  (133,075)    (7,903)
                                                ---------  ---------  ---------

  Net Change in Cash and Temporary
    Investments...............................  $       8  $     509  $   4,458
                                                =========  =========  =========

Changes in Current Assets and Liabilities:
  Accounts receivable.........................  $  11,367  $   8,747  $ (18,351)
  Materials and supplies......................      4,016    (19,373)      (686)
  Other current assets........................     54,004     (3,262)    (9,173)
  Deferred income taxes.......................     20,774     (4,706)     2,974
  Accounts payable............................      4,434        (46)    (7,638)
  Other current liabilities...................    (97,465)   (11,154)   (38,991)
                                                ---------  ---------  ---------

  Total.......................................  $  (2,870) $ (29,794) $ (71,865)
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

REVENUE RECOGNITION
Transportation revenues are recognized on a percentage-of-completion basis, while delivery costs are recognized as incurred (See Note 4).

PROPERTIES
Properties are stated at cost. Upon sale or retirement of units of depreciable operating property, gains and losses are charged to accumulated depreciation. With respect to all other property sold or retired (principally land sold for industrial development or as surplus property), cost and any related accumulated depreciation are removed from the accounts and gain or loss is recognized in other income upon disposition.

DEPRECIATION
Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable properties.

INTANGIBLE ASSETS
Intangible and other assets include the cost in excess of fair value of net assets of acquired businesses associated with the Registrant's 1988 purchase of The Missouri-Kansas-Texas Railroad Company (the "Katy"). Amortization is recorded over 40 years on a straight-line basis. The Registrant regularly assesses the recoverability of costs in excess of net assets of acquired businesses and the underlying assets of all businesses through a review of cash flows and fair values of such businesses.

FINANCIAL INSTRUMENTS
The Registrant periodically hedges fuel purchases. Unrealized gains and losses from forward contracts, futures and fuel swap contracts are deferred and recognized as the fuel is consumed (See Note 5).

USE OF ESTIMATES
The consolidated financial statements of the Registrant include estimates and assumptions of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

CHANGE IN PRESENTATION
Certain prior year amounts have been reclassified to conform with the 1995 financial presentation.

   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1.   Nature of Operations
Missouri Pacific Railroad Company (the "Registrant") includes the Registrant, a Class I Railroad incorporated in Delaware and a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation"), as well as a number of wholly-owned and majority-owned subsidiaries of the Registrant engaged in various railroad and related operations, and various terminal companies in which the Registrant has minority interests.

     The Registrant operates in the Midwestern and Southwestern states of Arkansas, Colorado, Illinois, Kansas, Louisiana, Missouri, Nebraska, Oklahoma, Tennessee and Texas. The Registrant maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast ports and across the Texas-Mexico border. The Registrant's operations have been coordinated with those of its affiliate Union Pacific Railroad Company ("UPRR"), and with Chicago North Western Transportation Company ("CNW"), which was merged into UPRR effective
May 1, 1995. These railroads operate as a unified system (see Notes 2 and 3), which is hereafter referred to as (the "Railroad"). The Corporation intends to merge the Registrant and UPRR in mid-to-late 1996.

     The Registrant's future results can be affected by changes in the economic environment and by fluctuations in fuel prices. Several of the commodities transported by the Registrant come from industries with cyclical business operations. As a result, prolonged negative changes in U.S. and global economic conditions can have an adverse effect on the Registrant's ongoing results. In addition, operating results of the Registrant can be affected adversely by increases in diesel fuel costs, to the extent that such costs are not recovered through higher revenues and improved fuel conservation, or mitigated by hedging activity (See Note 5).

     Approximately 90 percent of the Railroad's 35,000 employees are represented by one of twelve national labor unions. In 1995, negotiations began on new labor agreements for all crafts. In January 1996, a tentative agreement was reached with the United Transportation Union ("UTU") which represents approximately 25 percent of the Railroad's unionized employees. The five-year package, which is currently undergoing ratification, includes a combination of general wage increases and lump-sum payments ranging from
3.0 to 3.5 percent per year, as well as increased work rule flexibility. Negotiations with other crafts will continue in 1996.

     In February 1996, a tentative agreement was also reached with the Brotherhood of Locomotive Engineers ("BLE"). The final terms of the agreement are anticipated to be similar to those provided for in the UTU agreement. Ratification votes by the UTU and BLE are expected in the spring of 1996. Negotiations with other craft lines will continue in 1996.

     In August 1995, the Corporation announced its intention to acquire Southern Pacific Rail Corporation ("Southern Pacific") and, in September 1995, completed a cash tender offer for 25 percent of Southern Pacific's outstanding common shares (see Note 2). Should the Corporation be required or choose to dispose of its initial investment in Southern Pacific, a significant loss could be incurred.

2.   Acquisitions
Southern Pacific: In August 1995, the Corporation and Southern Pacific entered into a definitive merger agreement (the "Agreement") providing for the acquisition of Southern Pacific by the Corporation. Under the terms of the Agreement, the Corporation completed a first-step cash tender offer in September 1995, pursuant to which approximately 39 million or 25 percent of the outstanding common shares of Southern Pacific were acquired at a price of $25 per share. The cash tender offer was funded by $976 million in borrowings under the Corporation's existing credit facilities. The common shares purchased in the first-step cash tender offer were deposited in an independent voting trust in accordance with a voting trust agreement with Southwest Bank of St. Louis pending a decision of the Surface Transportation Board ("STB") of the Department of Transportation--the successor to the Interstate Commerce Commission--on the Southern Pacific acquisition. The Corporation filed an application for control of Southern Pacific with the STB in November 1995. The STB has adopted an expedited schedule pursuant to which it anticipates rendering a final decision within 255 days of the filing of the original application.

     Following approval of the Southern Pacific acquisition by the STB, the Corporation will complete the acquisition by exchanging the remaining Southern Pacific common shares, at the holder's election and subject to proration, for $25 or 0.4065 shares of the Corporation's common stock. As a result, 60 percent of the Southern Pacific shares outstanding immediately prior to the acquisition will be converted into shares of the Corporation's common stock, with the remaining 40 percent of the outstanding shares, including the shares acquired in the first-step cash tender offer, being acquired for cash.

CNW: In March 1995, the Corporation executed a definitive merger agreement to acquire the remaining 71.6 percent of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest railroad. For the year ended December 31, 1994, CNW had operating revenues of $1.13 billion, net income of $84 million and assets of $2.22 billion. The Corporation funded the CNW tender offer through the issuance of additional debt. The acquisition of CNW has been accounted for as a purchase and CNW's financial results were consolidated into the Corporation effective May 1, 1995.

3.   Related Party Transactions
The Registrant is an affiliate of UPRR and has significant interline rail shipments, equipment rents, and fuel and diesel power exchanges with that railroad. These transactions are settled in a manner similar to that used for comparable transactions with nonaffiliated railroads. Balances representing interline receivables and payables with UPRR are classified as due to affiliated companies.

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

Directly-incurred and allocated costs included in operating expenses is as follows:


  (Millions of Dollars)                         1995       1994       1993
                                               ------     ------     ------
  Directly-incurred.....................       $1,370     $1,409     $1,339
  Allocated.............................          501        446        400
                                               ------     ------     ------
  Total.................................       $1,871     $1,855     $1,739
                                               ======     ======     ======

     Amounts due to and from affiliates, including the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense on such amounts was $63.3 million, $65.2 million and $65.5 million in 1995, 1994 and 1993, respectively.

4.   Accounting Changes
In January 1993, the Registrant adopted the following accounting changes with a cumulative after-tax charge to earnings of $125.2 million.

Other Postretirement Benefits ("OPEB"): Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires that the cost of non-pension benefits for retirees be accrued during their period of employment. The adoption of this Statement does not affect future cash funding requirements for these benefits. The OPEB component of the cumulative effect adjustment was a $73.5 million charge (See Note 10).

Income Taxes: SFAS No. 109, "Accounting For Income Taxes", requires the balance-sheet approach of accounting for income taxes, where recorded at the tax rates currently enacted. The Registrant's future results may be affected by changes in the corporate income tax rate. 1993's income tax expense (before accounting changes) rose $26.5 million as a result of the Omnibus Budget Reconciliation Act of 1993 (the "1993 Tax Act")
(See Note 6). The income tax component of the cumulative effect adjustment was a $42.2 million charge.

Revenue Recognition: The Registrant changed its method of transportation revenue and expense recognition from accruing both revenues and expenses at the inception of service to the industry practice of allocating revenues between reporting periods based on relative transit time, while recognizing expenses as incurred. The revenue recognition component of the cumulative effect adjustment was a $9.5 million charge.

Recently Issued Accounting Pronouncements: The Financial Accounting Standards Board ("FASB") issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Initial adoption of Statement 121 is not expected to have a material effect on the Registrant's operating results or financial condition. The FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures if expense recognition is not adopted. The
Registrant does not intend to elect expense recognition for stock options and, therefore, implementation of this Statement will have no effect on the Registrant's operating results or financial condition.

5.   Financial Instruments
Risk Management: Over the past three years, fuel costs approximated 9 percent of the Railroad's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Registrant periodically uses forward contracts, futures and swaps to mitigate the impact of fuel price volatility. The intent of this program is to protect the Registrant's operating margins and overall profitability from adverse fuel price changes. Where the Registrant has fixed fuel prices through the use of swaps, futures or forward contracts, the Registrant has mitigated the downside risk of adverse price movements; however, it has also limited future gains from favorable movements. The Registrant addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and monthly settlements. The fair market value of the Registrant's derivative financial instrument positions at December 31, 1995 and 1994 was determined based upon current fair market values as quoted by recognized dealers.

     At December 31, 1995, the Registrant--as a participant in the Railroad's hedging program--had hedged 7 percent of forecasted 1996 fuel consumption at $0.46 per gallon. At year-end 1995, the Railroad had outstanding swap agreements covering fuel purchases of $29 million with a gross and net asset position of $2 million. At December 31, 1994, the Railroad had outstanding swaps covering fuel purchases of $8 million with a gross and net fair market value asset position of $0.3 million. Fuel hedging lowered fuel costs by $0.4 million in 1995 and $11 million in 1994, respectively. The Railroad did not hedge fuel purchases in 1993.

Off Balance-Sheet Credit Risk: The Registrant has sold, on a revolving basis, an undivided ownership interest in a designated pool of the Registrant's accounts receivable to UPRR. The undivided ownership interest has been sold by UPRR to third parties. Collection risk on the pool of receivables is minimal. Under the terms of the agreement, UPRR acts as a collection agent for the Registrant. At both December 31, 1995 and 1994, accounts receivable are presented net of $137 million in proceeds generated from the receivables sold.

6.   Income Taxes
The Registrant is included in the consolidated income tax return of the Corporation. The consolidated income tax liability of the Corporation is allocated among the parent and its subsidiaries on the basis of their separate contributions to the consolidated income tax liability, with full benefit of tax losses and credits made available through consolidation being allocated to the individual companies generating such losses and credits.

Components of income tax expense for the Registrant are as follows:


  (Thousands of Dollars)          1995              1994             1993
                                --------          --------         --------
  Current: Federal..........    $127,572          $103,192         $ 70,619
           State............      14,831             6,771            7,802
                                --------          --------         --------
           Total Current....     142,403           109,963           78,421
                                --------          --------         --------
  Deferred:Federal..........      15,003            30,361           64,799
           State............       1,219             4,986            1,973
                                --------          --------         --------
           Total Deferred...      16,222            35,347           66,772
                                --------          --------         --------
  Total ....................    $158,625          $145,310         $145,193
                                ========          ========         ========


The tax effect of differences in the timing of revenues and expenses for tax and financial reporting purposes is as follows:


    (Thousands of Dollars)                               1995           1994
                                                      ----------     ----------
    Net current deferred tax asset.................  $  (47,755)    $  (68,529)
                                                     ----------     ----------
    Excess tax over book depreciation..............   1,104,888      1,080,002
    State taxes - net..............................     118,978        118,186
    Postretirement benefits........................     (40,846)       (40,428)
    Other..........................................      60,699         92,381
                                                     ----------     ----------
    Net long-term deferred tax liability...........   1,243,719      1,250,141
                                                     ----------     ----------

    Net deferred tax liability.....................  $1,195,964     $1,181,612
                                                     ==========     ==========


     In August 1993, President Clinton signed the 1993 Tax Act into law raising the Federal corporate income tax rate to 35 percent from 34 percent retroactive to January 1. As a result, 1993 income tax expense increased by $26.5 million:
$23.1 million for the one-time, non-cash recognition of deferred income taxes related to prior periods and $3.4 million of incremental current year Federal income tax expense.

A reconciliation between statutory and effective tax rates is as follows:


                                             1995         1994         1993
                                             ----         ----         ----
  Statutory tax rate...................      35.0%        35.0%        35.0%
  Cumulative effect of Federal rate
     increase..........................         -            -          6.7
  State taxes - net....................       2.4          2.0          1.8
  Dividend exclusion...................       (.6)         (.6)         (.6)
  Other................................       (.7)          .6          (.7)
                                             ----         ----         ----
    Effective tax rate.................      36.1%        37.0%        42.2%
                                             ====         ====         ====

     Payments of income taxes were $145.8 million in 1995, $108.2 million in 1994 and $101.8 million in 1993. The Corporation believes it has adequately provided for income taxes.

7.   Debt
Long-term debt at December 31, 1995 and 1994 is summarized below:


  (Thousands of Dollars)                                      1995     1994
                                                            --------  --------
  Mortgage bonds, 4.25% to 5.00%, due through 2030......    $176,996  $179,690
  Equipment obligations, 8.45% to 15.50%,
     due through 2001...................................      43,176    71,706
  Mortgage, 11.50%, due through 2011....................       4,028     4,078
  Notes Payable, Federal Financing Bank, 7.17% to
     10.66%, guaranteed by United States of America,
     due through 1997...................................       9,765    11,904
  Income debentures, 5.00%, due 2045 and 2054...........     101,720   101,720
  Subordinated income debentures, 5-1/2%, due 2033......      27,099    27,099
  Certificates constituting a charge on income -
     non-interest bearing, payable only from available
     income.............................................      29,348    29,348
  Capitalized leases, 7.25% to 14.00%, due through 2003.      19,405    24,133
  Other.................................................           -     2,422
  Unamortized discount..................................     (23,663)  (24,007)
                                                            --------  --------
     Total debt.........................................     387,874   428,093

  Less: Debt due within one year........................      23,957    38,664
                                                            --------  --------

  Total debt due after one year.........................    $363,917  $389,429
                                                            ========  ========

     Maturities of long-term debt (in thousands of dollars) for each year 1996 through 2000 are $23,957, $22,327, $7,263, $6,580 and $24,760, respectively.
Substantially all properties secure the outstanding equipment obligations and mortgage bonds.

     Certain debt agreements impose dividend restrictions on the Registrant. The amount of retained earnings available for dividends at December 31, 1995 was $1,104 million.

     Terms of certain of the Registrant's mortgage bonds, the 5% income debentures and the 5-1/2% subordinated income debentures require that interest be paid only from "available income", as defined in the indenture agreements. The mortgage bonds and 5% income debentures impose sinking fund and other restrictions in the event all interest is not paid. All interest was paid on the mortgage bonds and 5% income debentures for each of 1995, 1994 and 1993.

     The Registrant assumed the 5-1/2% subordinated income debentures (the "Debentures") in connection with the Missouri-Kansas-Texas Railroad Company ("Katy") acquisition. Current interest must be paid only to the extent that there is available income remaining after allocation to a capital fund for the purpose of reimbursing the Registrant for certain capital expenditures. Unpaid interest accumulates to an amount not in excess of 16-1/2% of the principal amount of the Debentures and is paid only to the extent that there is available income remaining after payment of the current interest.

     The certificates constituting a charge on income (the "Certificates"), which were also assumed as part of the Katy acquisition, do not bear interest and payments to a sinking fund for the Certificates are made only from avail-able income, as defined in such Certificates. Available income must be applied to the capital fund, current and accumulated interest on the Debentures and a sinking fund for the Debentures before any payment is made to the sinking fund for the Certificates.

     Available income of $21.3 million was generated in 1995 with respect to the Debentures and the Certificates. As a result, an interest payment on the Debentures of $1.5 million will be made in 1996 for 1995 interest. In addition, $7.6 million of available income will be applied to the capital fund, $4.6 million will be applied to the sinking funds for the Debentures and the Certificates, and $7.6 million will be accrued as dividends on the Registrant's Class A stock (See Note 9). Amounts payable to sinking funds may be covered by the cost of securities previously repurchased by the Registrant or the Katy. Amounts in the capital fund which are unused or unappropriated for the reimbursement of capital expenditures may not exceed $4.0 million at any time; and after the application of 1995 available income, there will be no unused or unappropriated capital fund balance.

     The Registrant's total interest payments approximate interest expense net of intercompany interest described in Note 3.

     At December 31, 1995, the carrying amount of the Registrant's long and short-term debt exceeded its fair value by approximately 23 percent, estimated using quoted market prices and the Registrant's current borrowing rates.

8.   Lease Commitments
The Registrant leases a general office building, computer equipment and transportation equipment under long-term and contingent lease agreements and is allocated a portion of such leases from its affiliate, UPRR. The following amounts relating to capital leases are included in properties:


   (Thousands of Dollars)                              1995              1994
                                                      -------          -------
   Leased properties .........................        $64,207          $77,093
   Accumulated amortization ..................        (47,167)         (55,526)
                                                      -------          -------

   Net .......................................        $17,040          $21,567
                                                      =======          =======

     Future minimum lease payments for capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995 are as follows:

                                                    Operating    Capital
     (Thousands of Dollars)                           Leases      Leases
                                                    --------     -------
     1996 ..................................        $ 83,327     $ 8,140
     1997 ..................................          72,325       6,265
     1998 ..................................          68,541       3,342
     1999 ..................................          63,522       2,245
     2000 ..................................          56,724       1,202
     Later years ...........................         406,619         878
                                                    --------     -------
          Total minimum lease payments .....        $751,058      22,072
                                                    ========
     Amount representing interest ..........                       2,667
                                                                 -------
     Present value of net minimum
       capital lease payments ..............                     $19,405
                                                                 =======


A summary of rental expense charged to operations is as follows:


  (Thousands of Dollars)                       1995       1994       1993
                                             --------   --------   --------
  Minimum rentals under long-term
    operating leases .....................   $ 74,107   $ 22,557   $ 22,716
  Contingent rentals under operating
    leases (net):
      Transportation equipment............    277,206    258,667    213,070
      Joint facility......................      9,453     11,566     (3,200)
      Computer equipment..................      8,652      9,205      8,065
                                             --------   --------   --------
  Total...................................   $369,418   $301,995   $240,651
                                             ========   ========   ========

9.   Capital Stock
Concurrently with the acquisition of the Katy, 80 shares of the Registrant's $1.00 par value common stock were exchanged for 80 shares of $1.00 par value Class A stock. The remaining 920 shares of common stock outstanding and the 80 shares of Class A stock have identical voting rights and other privileges except with respect to dividends.

     The Class A stock is entitled to a cash dividend whenever a dividend is declared on the common stock, in an amount which equals 8% of the sum of the dividends on both the Class A stock and the common stock. However, dividends may be declared and paid on the Class A stock only when there is unappropriated available income in respect of prior calendar years which is sufficient to make a sinking fund payment equal to 25% of such dividend for the benefit of the Debentures or the Certificates. To the extent that dividends are paid on the common stock but not the Class A stock because the amount of unappropriated available income is insufficient to make such a sinking fund payment, a special cash dividend on the Class A stock shall be paid when sufficient unappropriated available income exists to make the sinking fund payment. Such insufficiency does not affect the Registrant's right to declare dividends on the common stock. Available income for 1995 will be sufficient to provide for a $7.6 million special cash dividend on the Class A stock to be paid in 1996
(see Note 7). After such payment, dividends in arrears on the Class A stock will total $29 million.

     There are no other dividend restrictions on the Registrant's capital stock other than those described in Note 7.

10.  Retirement Plans
The Registrant participates and is allocated a portion of the expense and liability associated with the Corporation's retiree benefit plans covering substantially all salaried, non-agreement employees. Pension plan benefits are based on years of service and compensation during the last years of employ-ment. Contributions to the plans are calculated based on the Projected Unit Credit actuarial funding method and are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Pension expense allocated to the Registrant from the Corporation amounted to $19.4 million in 1995, $19.7 million in 1994 and $17.7 million in 1993.

     The Registrant also participates and is allocated a portion of the expense and liability associated with postretirement health care and life insurance benefits covering substantially all salaried and certain hourly employees. The Corporation and the Registrant adopted the provisions of SFAS No. 106 (See Note
4) in January 1993. Railroad agreement employees' health care benefits are covered by a separate multi-employer plan and therefore are not subject to the provisions of Statement No. 106. The Registrant's cash payments for these benefits (which were not affected by the adoption of SFAS No. 106) were $4.5 million in 1995 and $5 million in 1994 and 1993, respectively. The Registrant's share of the Corporation's total OPEB liability at December 31, 1995 and 1994 was $120 million and $119 million, respectively. The Registrant's share of the Corporation's postretirement benefit expense was $5.5 million in 1995, $4.5 million in 1994 and $9 million in 1993. The Corporation does not currently pre-fund health care and life insurance benefit costs.

The Corporation's retiree benefit information as reported in Note 10 to the Corporation's Annual report to Stockholders is as follows:

Pensions:
Pension cost for the entire Corporation is as follows:


(Millions of Dollars)                              1995      1994      1993
                                                   ----      ----      ----
Service cost - benefits earned during the period   $ 28      $ 30      $ 25
Interest on projected benefit obligation             80        73        73
Return on assets:
     Actual (gain) loss                            (181)        8      (109)
     Deferred gain (loss)                           111       (76)       47
Net amortization costs                                8        12        10
                                                   ----      ----      ----
Charge to operations                               $ 46      $ 47      $ 46
                                                   ====      ====      ====

     The projected benefit obligation was determined using a discount rate of
7.25 percent in 1995 and 8.0 percent in 1994. The estimated rate of salary increase approximated 5.25 percent in 1995 and 6.0 percent in 1994. The expected long-term rate of return on plan assets was 8.0 percent in both years. The change in assumptions will not significantly affect 1996 pension cost. As of year-end 1995 and 1994, approximately 32 percent of the funded plans' assets were held in fixed-income and short-term securities, with the remainder in equity securities.

The funded status of the Corporation's plans is as follows:


                                                 Assets Exceed   Accumulated
                                                 Accumulated     Benefits (a)
                                                 Benefits       Exceed Assets
(Millions of Dollars)                              1995    1994   1995    1994
                                                 ------    ----   ----    ----
Plan assets at fair value                        $1,024    $871   $ --    $ --
                                                 ------    ----   ----    -----
Actuarial present value of benefit obligations:
   Vested benefits                                  841     726     34      30
   Non-vested benefits                               54      39      2       2
                                                 ------    ----   ----    ----
Accumulated benefit obligation                      895     765     36      32
Additional benefits based on estimated
   future salaries                                  193     200     22      28
                                                 ------    ----   ----    ----
Projected benefit obligation                      1,088     965     58      60
                                                 ------    ----   ----    ----
Plan assets under projected
  benefit obligation                                 64      94     58      60
Unamortized net transition asset (obligation)         8       9    (18)    (24)
Unrecognized prior service cost                     (54)    (37)   (27)    (29)
Unrecognized net gain (loss)                        163     109    (25)    (29)
Minimum liability                                    --      --     48      54
                                                 ------    ----   ----    ----
Pension liability                                $  181    $175   $ 36    $ 32
                                                 ======    ====   ====    ====
(a) Represents the Corporation's non-qualified unfunded supplemental plans.


Other Postretirement Benefits:
Components of the postretirement health care and life insurance benefit expense for the entire Corporation are as follows:


(Millions of Dollars)                                1995     1994    1993
                                                     ----     ----    ----
Service cost - benefits earned during the period      $ 8      $ 8     $ 6
Interest costs on accumulated benefit obligation       20       18      17
Net amortization costs                                (12)     (12)     --
                                                     ----     ----    ----
Charge to operations                                  $16      $14     $23
                                                     ====     ====    ====


The liability for the Corporation's postretirement benefit plans is as follows:


(Millions of Dollars)                                   1995    1994
                                                        ----    ----
Accumulated postretirement benefit obligation:
   Retirees                                             $192    $170
   Fully eligible active employees                        30      19
   Other active employees                                 91      77
                                                        ----    ----
Total accumulated postretirement benefit obligation      313     266
Unrecognized prior service gain                           50      62
Unrecognized net gain                                     27      39
                                                        ----    ----
Postretirement benefits liability                       $390    $367
                                                        ====    ====

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.25 percent in 1995 and 8.0 percent in 1994. The health care cost trend rate is assumed to decrease gradually from 11.9 percent for 1996 to 5.0 percent for 2010 and all future years. If the assumed health care cost trend rate increases by one percentage point in each subsequent year, the aggregate of the service and interest cost components of annual postretirement benefit expense would increase by $3 million and the accumulated plan benefit obligation would rise by $33 million.

11.  Contingent Liabilities
There are various lawsuits pending against the Registrant. The Registrant is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Registrant has recorded a liability. The Registrant does not expect that the lawsuits or environmental costs will have a material adverse effect on its consolidated financial position or its results of operations.

12.  Supplemental Quarterly Financial Information (Unaudited)
Selected unaudited quarterly financial information for 1995 and 1994 are as follows:

                         First     Second    Third      Fourth      Total
                       --------   --------  --------  ---------  ----------
(Thousands of Dollars)

Operating       1995   $584,925   $592,771  $585,846   $586,858  $2,350,400
Revenues:       1994    568,216    588,670   583,197    580,708   2,320,791


Operating       1995   $104,640   $144,209  $119,443   $110,680  $  478,972
Income:         1994     94,510    131,691   133,702    105,788     465,691


Net Income:     1995   $ 54,902   $ 90,853  $ 71,274   $ 63,412  $  280,441
                1994     50,794     72,559    71,666     52,505     247,524

   MISSOURI PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                          1995 COMPARED TO 1994
                          ---------------------

Operating Revenues

Operating revenues increased $30 million (1%) to $2.4 billion, reflecting a 1% increase in carloadings partially offset by a 2% decline in average revenue per car. Carloadings increased in energy (12%), automotive (8%), and grain (5%), while decreases occurred in intermodal (10%) and food/consumer/government (8%). Chemicals and metals/minerals carloadings were flat year-over-year.

Operating Expenses

Operating expenses totaled $1.9 billion, $16 million higher than a year ago. Equipment and other rents increased $14 million, reflecting an increase in locomotive and freight car leases, as well as an increase in rental rates due to rate inflation and extended cycle times (reflecting an increase in Mexican traffic). Fuel and utilities expense grew $9 million, driven by gross ton-mile growth and a rise in diesel fuel prices. Depreciation expense was up $5 million because of additional capital expenditures. Miscellaneous contract fees were also up $13 million due to higher off-line maintenance and repair expenses. These cost increases were partially countered by a $29 million decrease in salaries, wages and employee benefits--reflecting a railroad-retirement tax refund, productivity improvements and reduced accruals for lump-sum agreement contract payments.

Operating Income

Operating income increased $13 million (3%) to $479 million as a result of volume improvements.

Other Changes

Interest expense decreased $8 million as a result of lower interest on equipment trust obligations. Other income increased $15 million due to payments from the Southern Pacific for trackage rights, gains from real estate sales and interest received on various tax settlements.

                                EXHIBIT INDEX
                                -------------

Exhibit Number
--------------

       2(a) Agreement and Plan of Merger, dated as of August 3, 1995, among the Corporation, UPRR, UP Acquisition Corporation (the "Purchaser") and Southern Pacific, is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       3(a) Registrant's Certificate of Incorporation, amended effective as of August 12, 1988, is incorporated herein by reference to
             Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1988.

       3(b)  Registrant's By-laws, as amended effective as of May 26, 1994.

       4 Pursuant to various indentures and other agreements, the Registrant has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Registrant's total consolidated assets. The Registrant agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

       9 Voting Trust Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(a) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F.
             Anschutz ("Mr. Anschutz"), is incorporated herein by referenced to Annex D to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(b) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and The Morgan Stanley Leveraged
             Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in
             Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(c) Shareholders Agreement, dated as of August 3, 1995, among the Corporation, the Purchaser and Southern Pacific, is incorporated herein by reference to Annex F to the Joint Proxy
             Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(d) Shareholders Agreement, dated as of August 3, 1995, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz, is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(e) Registration Rights Agreement, dated as of August 3, 1995, among the Corporation, TAC and the Foundation, is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(f) Registration Rights Agreement, dated as of August 3, 1995, among Resources, TAC and the Foundation, is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(g) Registration Rights Agreement, dated as of August 3, 1995, between the Purchaser and Southern Pacific, is incorporated herein by reference to Annex J to the Joint Proxy
             Statement/Prospectus included in Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(h)  Clarification of Anschutz Shareholders Agreement and
             Anschutz/Spinco Shareholders Agreement is incorporated herein by reference to Exhibit 10.8 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(i) Clarification of Parent Shareholders Agreement is incorporated herein by reference to Exhibit 10.9 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(j) Clarification of Agreement and Plan of Merger is incorporated herein by reference to Exhibit 10.10 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(k)  Agreement, dated September 25, 1995, among the Corporation,
             UPRR, the Registrant and Southern Pacific, Southern Pacific Transportation Company ("SPT"), The Denver & Rio Grande Western Railroad Company ("D&RGW"), St. Louis Southwestern Railway
             Company ("SLSRC") and SPCSL Corp. ("SPCSL"), on the one hand, and Burlington Northern Railroad Company ("BN") and The
             Atchison, Topeka and Santa Fe Railway Company ("Santa Fe"), on the other hand, is incorporated by reference to Exhibit 10.11 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      10(l) Supplemental Agreement, dated November 18, 1995, between the Corporation, UPRR, the Registrant and Southern Pacific, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit
             10.12 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

      24     Powers of attorney executed by the directors of the Registrant.

      27     Financial Data Schedule.