Form 10-Q
period 1996-03-31
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1996-05-13
CIK 310183

       COVER

                                 FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549-1004

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

YES   X     NO
   ------     ------

     On April 30, 1996, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       MISSOURI PACIFIC RAILROAD COMPANY
                                    INDEX


                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


                                                                     Page Number
                                                                     -----------


ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Statement of Consolidated Financial Position -
            At March 31, 1996 and December 31, 1995. . . . . . . .        1 - 2

          Condensed Statement of Consolidated Income and
            Retained Earnings - For the Three Months Ended
            March 31, 1996 and 1995. . . . . . . . . . . . . . . .          3

          Condensed Statement of Consolidated Cash Flows - For
            the Three Months Ended March 31, 1996 and 1995.  . . .          4

          Notes to Condensed Consolidated Financial Statements . .        5 - 6

          Management's Narrative Analysis of the Results of
            Operations . . . . . . . . . . . . . . . . . . . . . .          7




                   PART II.  OTHER INFORMATION
                   ----------------------------

ITEM 6:   Exhibits and Reports on Form 8-K . . . . . . . . . . . .          8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  Condensed Consolidated Financial Statements


           Missouri Pacific Railroad Company and Subsidiary Companies

            Condensed Statement of Consolidated Financial Position
           -------------------------------------------------------
                             (Thousands of Dollars)
                                   (Unaudited)


                                             March 31,     December 31,
ASSETS                                          1996          1995
- ------                                       ---------     ------------
Current Assets:
  Cash and temporary investments . . . . .  $   8,241      $   7,648
  Accounts receivable - net. . . . . . . .     78,478         64,311
  Materials and supplies . . . . . . . . .     97,551         98,920
  Other current assets.. . . . . . . . . .     65,049         69,306
                                           ----------     ----------

     Total Current Assets. . . . . . . . .    249,319        240,185
                                           ----------     ----------

Investments:
  Investments in and advances to
     affiliated companies. . . . . . . . .     50,576         49,806
  Other investments. . . . . . . . . . . .     43,280         44,017
                                           ----------     ----------
     Total Investments . . . . . . . . . .     93,856         93,823
                                           ----------     ----------

Properties:
  Road . . . . . . . . . . . . . . . . . .  4,486,790      4,428,724
  Equipment. . . . . . . . . . . . . . . .  1,709,231      1,724,598
  Other. . . . . . . . . . . . . . . . . .     68,009         68,936
                                           ----------     ----------
     Total Properties. . . . . . . . . . .  6,264,030      6,222,258

    Accumulated depreciation and
     amortization. . . . . . . . . . . . . (1,914,535)    (1,898,640)
                                           ----------     ----------

     Properties - Net. . . . . . . . . . .  4,349,495      4,323,618
                                           ----------     ----------

Intangible and Other Assets. . . . . . . .     57,017         39,370
                                           ----------     ----------

  Total  Assets. . . . . . . . . . . . . . $4,749,687     $4,696,996
                                           ==========     ==========



    Missouri Pacific Railroad Company and Subsidiary Companies

      Condensed Statement of Consolidated Financial Position
      ------------------------------------------------------
         (Thousands of Dollars, Except Per Share Amounts)
                           (Unaudited)


                                            March 31,      December 31,
Liabilities and Stockholder's Equity          1996            1995
- ------------------------------------       ----------     -------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . $   18,577     $   30,654
  Accrued wages and vacation . . . . . . .    117,534        109,215
  Income and other taxes payable . . . . .    100,465         75,060
  Interest payable . . . . . . . . . . . .     17,218         15,982
  Debt due within one year . . . . . . . .     22,840         23,957
  Due to affiliated companies - net. . . .    798,298        786,309
  Casualty and other reserves. . . . . . .    110,581        112,698
  Other current liabilities. . . . . . . .    115,007        108,200
                                           ----------     ----------

     Total Current Liabilities . . . . . .  1,300,520      1,262,075
                                           ----------     ----------

Debt Due After One Year. . . . . . . . . .    355,293        363,917
                                           ----------     ----------

Deferred Income Taxes  . . . . . . . . . .  1,224,996      1,243,719
                                           ----------     ----------

Retiree Benefits Obligation  . . . . . . .    163,593        163,280
                                           ----------     ----------

Other Liabilities (Note 5) . . . . . . . .    213,770        202,534
                                           ----------     ----------
Stockholder's Equity:
  Common stock - $1.00 par value; 920
     shares authorized and outstanding
     in 1996 and 1995. . . . . . . . . . .          1              1
  Class A stock - $1.00 par value; 80
     shares authorized and outstanding             --             --
  Capital surplus. . . . . . . . . . . . .    205,342        205,342
  Retained earnings. . . . . . . . . . . .  1,286,172      1,256,128
                                           ----------     ----------
     Total Stockholder's Equity. . . . . .  1,491,515      1,461,471
                                           ----------     ----------
     Total Liabilities and
       Stockholder's Equity. . . . . . . . $4,749,687     $4,696,996
                                           ==========     ==========



        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

     CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
            For The Three Months Ended March 31, 1996 and 1995
     ----------------------------------------------------------------
                          (Thousands of Dollars)
                               (Unaudited)


                                              1996             1995
                                           ----------       ----------
Operating Revenues . . . . . . . . . . .   $  597,413       $  584,925
                                           ----------       ----------

Operating Expenses:
  Salaries, wages and employee benefits.      205,082          199,232
  Equipment and other rents. . . . . . .       81,802           65,487
  Depreciation and amortization. . . . .       54,643           54,702
  Fuel and utilities  (Note 3) . . . . .       46,493           41,183
  Materials and supplies . . . . . . . .       35,238           32,182
  Other costs. . . . . . . . . . . . . .       82,582           87,499
                                           ----------       ----------

     Total . . . . . . . . . . . . . . .      505,840          480,285
                                           ----------       ----------

Operating Income . . . . . . . . . . . .       91,573          104,640
Other Income - Net . . . . . . . . . . .        2,303            5,356
Interest Expense . . . . . . . . . . . .      (22,792)         (22,574)
                                           ----------       ----------

Income Before Income Taxes . . . . . . .       71,084           87,422

Income Taxes (Note 4). . . . . . . . . .       (7,040)         (32,520)
                                           ----------       ----------

     Net Income  . . . . . . . . . . . .   $   64,044       $   54,902
                                           ==========       ==========
Retained Earnings:
  Beginning of period. . . . . . . . . .   $1,256,128       $1,095,087
  Net income . . . . . . . . . . . . . .       64,044           54,902
  Dividends to parent. . . . . . . . . .      (34,000)         (36,159)
                                           ----------       ----------

     End of Period . . . . . . . . . . .   $1,286,172       $1,113,830
                                           ==========       ==========



     MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
         For the Three Months Ended March 31, 1996 and 1995
         --------------------------------------------------
                       (Thousands of Dollars)
                            (Unaudited)


                                                  1996             1995
                                                --------         --------
Cash from Operations:
  Net Income . . . . . . . . . . . . . . . .    $ 64,044         $ 54,902
  Non-Cash Charges to Income:
     Depreciation and amortization . . . . .      54,643           54,702
     Deferred income taxes . . . . . . . . .     (18,640)             402
     Other - net . . . . . . . . . . . . . .      (7,810)          15,250
  Changes in Current Assets and Liabilities       17,915           32,551
                                                --------         --------

     Cash from Operations. . . . . . . . . .     110,152          157,807
                                                --------         --------

Investing Activities:
  Capital Investments. . . . . . . . . . . .     (61,758)         (59,254)
  Other - Net. . . . . . . . . . . . . . . .     (15,898)          (8,770)
                                                --------         --------

     Cash Used in Investing Activities . . .     (77,656)         (68,024)
                                                --------         --------
Financing Activities:
  Debt Repaid  . . . . . . . . . . . . . . .      (9,892)         (11,351)
  Dividends Paid to Parent . . . . . . . . .     (34,000)         (36,159)
  Advances from (to) Affiliated
   Companies - Net . . . . . . . . . . . . .      11,989          (42,578)
                                                --------         --------

     Cash Used in Financing Activities . . .     (31,903)         (90,088)
                                                --------         --------

     Net Change in Cash and Temporary
       Investments . . . . . . . . . . . . .    $    593         $   (305)
                                                ========         ========

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Missouri Pacific Railroad Company (the Registrant) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

2. ACQUISITIONS AND REORGANIZATION - The operations of the Registrant, a wholly-owned, indirect subsidiary of Union Pacific Corporation
     (the Corporation), have been coordinated with those of its affiliate, Union Pacific Railroad Company (UPRR), and with Chicago and North Western Transportation Company (CNW), whose financial results were consolidated with UPRR effective May 1, 1995. These railroads operate as a unified system which is hereafter referred to as the "Railroad". The
     Corporation currently is considering a restructuring of the Railroad, either by merging the Registrant into UPRR or by making the Registrant a subsidiary of UPRR. These events are expected to occur in mid to late summer 1996.

     Southern Pacific Rail Corporation (Southern Pacific): In August 1995, the Corporation and Southern Pacific entered into a definitive merger agree-ment (the Agreement) providing for the acquisition of Southern Pacific by the Corporation. Under the terms of the Agreement, the Corporation completed a first-step cash tender offer in September 1995, pursuant to which approximately 39 million or 25% of the outstanding common shares of Southern Pacific were acquired at a price of $25 per share. The cash tender offer was funded by $976 million in borrowings.

     Following the effective date of final approval of the Southern Pacific acquisition by the Surface Transportation Board of the Department of Transportation--the successor to the Interstate Commerce Commission-- which is expected in September 1996, the Corporation will complete the acquisition by exchanging the remaining Southern Pacific common shares, at the holder's election and subject to proration, for $25 in cash or 0.4065 shares of the Corporation's common stock.

     CNW: In April 1995, the Corporation acquired the remaining 71.6% of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest railroad. The CNW tender offer was funded through the issuance of additional debt and the acquisition of CNW has been accounted for as a purchase. CNW's financial results were consolidated with the Corporation effective May 1, 1995.

3. FINANCIAL INSTRUMENTS - Over the past three years, fuel costs approximated 9% of the Railroad's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Registrant periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Registrant's operating margins and overall profitability from adverse fuel price changes. Where the Registrant has fixed fuel prices through the use of swaps, futures or forward contracts, the Registrant has mitigated the downside risk of adverse price movements; however, it has also limited future gains from favorable movements. The Registrant addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and monthly settlements. The fair market value of the Registrant's derivative financial instrument positions was determined based upon current fair market values as quoted by recognized dealers.

     At March 31, 1996, the Registrant--as a participant in the Railroad's hedging program--had hedged 33% of its remaining 1996 fuel consumption at $0.46 per gallon on a Gulf Coast basis and had outstanding swap agreements covering its fuel purchases of $95 million with a gross and net asset position of $12 million. Fuel hedging reduced the Railroad's first quarter 1996 fuel costs by $4 million.

4. INCOME TAXES - In the first quarter of 1996, the Registrant reached a settlement with the Appeals Office of the Internal Revenue Service for tax years 1978 through 1982. The settlement resulted in a tax refund due of $20 million.

5. CONTINGENCIES -There are various lawsuits pending against the Registrant. The Registrant is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Registrant has recorded a liability. The Registrant does not expect that the lawsuits or environmental costs will have a material adverse effect on its consolidated financial positon or its results of operations.

6. ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Initial adoption of Statement 121 did not have a material effect on the Registrant's operating results or financial condition.

     The FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosure if expense recognition is not adopted. The Registrant has not elected expense recognition for stock options and therefore implementation of this Statement had no effect on the Registrant's operating results or financial condition.

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS Three Months Ended March 31, 1996 Compared to March 31, 1995
      -------------------------------------------------------------


Operating Revenues
  Operating revenues grew $12 million (2%) to $597 million, driven by a 3% increase in average revenue per car offset by a 1% decrease in total carloadings. The agricultural products and automotive commodity groups realized average commodity revenue per car growth (13% and 4%, respectively), while chemicals, energy, industrial products and intermodal prices remained relatively unchanged. Carloadings dropped 1% reflecting decreased volumes of chemicals (4%), energy (9%) and intermodal (3%), partially offset by carloadings improvements of agricultural products (14%) and industrial products (2%). Automotive volumes remained essentially unchanged as strong northbound Mexican business for finished vehicles and increased auto parts shipments were countered by the impact of the General Motors brake plant strike.

Operating Expenses
  Operating expenses increased $25 million (5%) to $506 million. System congestion caused by severe winter weather and the late arrival of new locomotives, and inflation were primarily responsible for the escalation in salaries, wages and employee benefits ($6 million), equipment and other rents ($16 million), and materials and supplies ($3 million). Fuel and utility costs increased $5 million reflecting increased fuel prices and weather-related inefficiencies. Other expenses decreased $5 million, reflecting an increase in foreign freight car and locomotive repairs.

Operating Income
  Operating income decreased $13 million (13%) primarily the result of weather-related inefficiencies.

Other Changes
  Other income decreased $3 million reflecting reduced real estate sales activity. Income taxes decreased $25 million to $7 million, the result of an Internal Revenue Service settlement for tax years 1978 through 1982 (see Note 4 to the Condensed Consolidated Financial Statements) and lower income before income taxes.

Other Matters
  Labor: As is true with employees of all principal railroads in the country, the majority of Missouri Pacific Railroad Company's (the Registrant) employees are organized along craft lines and represented by national labor unions. In November 1994, negotiations began on new labor agreements for all crafts. In January 1996, a tentative agreement was reached between the major freight railroads and the leadership of the United Transportation Union
(UTU)--representing approximately 25% of the the Registrant's and its affiliate Union Pacific Railroad Company's (collectively the Railroad) unionized workforce--which was rejected in April 1996 by the union's membership. The railroads and the UTU agreed to accept binding arbitration which resulted in a decision in May 1996 to adopt the original five-year agreement, which includes a combination of general wage increases and lump-sum payments from 3% to 3.5% annually, as well as increased work rule flexibility.

In February 1996, a tentative agreement was reached between the major freight railroads and the leadership of the Brotherhood of Locomotive Engineers
(BLE)--representing approximately 15% of the Railroad's unionized workforce. Ratification votes by the BLE's membership are currently in process.
The Transportation Communications Union (TCU)--representing approximately 20% of the Railroad's unionized workforce--was released from mediation by the National Mediation Board (NMB) when the TCU rejected the NMB's binding arbitration alternative. The President appointed a Presidential Emergency Board (PEB) on May 8, 1996, which postponed a work shutdown for at least 60 days. The PEB will ultimately make recommendations for settlement, but neither the railroads nor the TCU is required to accept such recommendations. Should negotiations with other crafts, including the BLE, reach an impasse, it is anticipated that separate PEBs will be appointed by the President to examine the disputes and make recommendations for settlement. In the event that a work shutdown occurs, Congress may enact legislation resolving the disputes, although there is no assurance that it will do so. At this time, the ultimate outcome of binding arbitration, labor negotiations, PEB recommendations or Congressional action is not clear. The Corporation continues to be optimistic, however, that a combination of negotiated settlements, arbitration awards, and PEB recommendations will finalize this round of negotiations in 1996. In the past, any ultimate service interruption has been quickly addressed by Congress with limited disruption to the Railroad's operations.

PART II.  OTHER INFORMATION
- ---------------------------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits
         --------
       27 - Financial data schedule.

     (b) Reports on Form 8-K
         -------------------

       No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of May, 1996.



                               MISSOURI PACIFIC RAILROAD COMPANY



                               By /s/ M. B. Smith
                                  ---------------------------------
                                  M. B. Smith,
                                  Chief Accounting Officer





                               By /s/ E. L. Butler
                                  ---------------------------------
                                  E. L. Butler,
                                  Assistant Vice President - Finance