Form 10-Q
period 1996-06-30
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1996-08-09
CIK 310183

       COVER

                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

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

     On July 31, 1996, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

       INDEX

                 MISSOURI PACIFIC RAILROAD COMPANY
                              INDEX


                  PART I.  FINANCIAL INFORMATION
                ---------------------------------



                                                                  Page Number
                                                                  -----------
ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
          At June 30, 1996 and December 31, 1995 . . . . . . . . .     1 - 2

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
          RETAINED EARNINGS - For the Three Months and Six
          Months Ended June 30, 1996 and 1995. . . . . . . . . . .       3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
           the Six Months Ended June 30, 1996 and 1995 . . . . . .       4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . .     5 - 6

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
          OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .       7




                   PART II.  OTHER INFORMATION
                   ----------------------------

ITEM 1:   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .     8 - 9

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    9 - 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

PART I - FINANCIAL INFORMATION
- -------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
        ------------------------------------------------------------
                          (Thousands of Dollars)
                              (Unaudited)


                                              June 30,       December 31,
ASSETS                                          1996             1995
- ------                                       ----------     -------------
Current Assets:
  Cash and temporary investments . . . . .   $    7,846        $    7,648
  Accounts receivable - net. . . . . . . .       74,843            64,311
  Materials and supplies . . . . . . . . .       95,871            98,920
  Deferred income taxes. . . . . . . . . .       47,755            47,755
  Other current assets . . . . . . . . . .       17,635            21,551
                                             ----------        ----------

     Total Current Assets. . . . . . . . .      243,950           240,185
                                             ----------        ----------

Investments:
  Investments in and advances to
     affiliated companies. . . . . . . . .       49,383            49,806
  Other investments. . . . . . . . . . . .       13,070            44,017
                                             ----------        ----------

     Total Investments . . . . . . . . . .       62,453            93,823
                                             ----------        ----------

Properties:
  Road . . . . . . . . . . . . . . . . . .    4,557,502         4,428,724
  Equipment. . . . . . . . . . . . . . . .    1,707,533         1,724,598
  Other. . . . . . . . . . . . . . . . . .       66,608            68,936
                                             ----------        ----------
     Total Properties. . . . . . . . . . .    6,331,643         6,222,258

     Accumulated Depreciation. . . . . . .   (1,951,176)       (1,898,640)
                                             ----------        ----------

     Properties - Net. . . . . . . . . . .    4,380,467         4,323,618
                                             ----------        ----------

Other Assets . . . . . . . . . . . . . . .       55,179            39,370
                                             ----------        ----------

  Total Assets . . . . . . . . . . . . . .   $4,742,049        $4,696,996
                                             ==========        ==========

          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         -----------------------------------------------------------
                           (Thousands of Dollars)
                               (Unaudited)


                                              June 30,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY            1996            1995
- ------------------------------------         ----------     ------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . $   16,817       $   30,654
  Accrued wages and vacation . . . . . . . .    127,306          109,215
  Income and other taxes payable . . . . . .     92,998           75,060
  Interest payable . . . . . . . . . . . . .     10,747           15,982
  Debt due within one year . . . . . . . . .     19,967           23,957
  Due to affiliated companies - net. . . . .    748,982          786,309
  Casualty and other reserves. . . . . . . .    111,682          112,698
  Other current liabilities. . . . . . . . .    119,450          108,200
                                             ----------       ----------

     Total Current Liabilities . . . . . . .  1,247,949        1,262,075
                                             ----------       ----------

Debt Due After One Year. . . . . . . . . . .    354,138          363,917

Deferred Income Taxes  . . . . . . . . . . .  1,224,916        1,243,719

Retiree Benefits Obligation  . . . . . . . .    162,476          163,280

Other Liabilities (Note 5) . . . . . . . . .    217,040          202,534

Stockholder's Equity:
  Common stock - $1.00 par value; 920
     shares authorized and outstanding in
     1996 and 1995 . . . . . . . . . . . . .          1                1
  Class A stock - $1.00 par value; 80
     shares authorized and outstanding in
     1996 and 1995 . . . . . . . . . . . . .         --               --
  Capital surplus. . . . . . . . . . . . . .    205,342          205,342
  Retained earnings. . . . . . . . . . . . .  1,330,187        1,256,128
                                             ----------       ----------
     Total Stockholder's Equity. . . . . . .  1,535,530        1,461,471
                                             ----------       ----------
     Total Liabilities and
       Stockholder's Equity. . . . . . . . . $4,742,049       $4,696,996
                                             ==========       ==========


          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
       For The Three Months and Six Months Ended June 30, 1996 and 1995
     -----------------------------------------------------------------
                          (Thousands of Dollars)
                                (Unaudited)


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     1996       1995      1996         1995
                                 ----------------------  ----------------------
Operating Revenues . . . . . . . $  608,718  $  592,771  $1,206,131  $1,177,696
                                 ----------  ----------  ----------  ----------

Operating Expenses:
  Salaries, wages and
     employee benefits . . . . .    190,240     197,885     395,322     397,117
  Equipment and other rents. . .     75,164      62,865     156,966     128,352
  Depreciation and amortization.     54,995      54,982     109,638     109,684
  Fuel and utilities (Note 3). .     46,756      40,318      93,249      81,501
  Materials and supplies . . . .     32,613      31,813      67,851      63,995
  Other costs. . . . . . . . . .     70,329      60,699     152,911     148,198
                                 ----------  ----------  ----------  ----------

     Total . . . . . . . . . . .    470,097     448,562     975,937     928,847
                                 ----------  ----------  ----------  ----------

Operating Income . . . . . . . .    138,621     144,209     230,194     248,849
Other Income - Net . . . . . . .      5,532      21,506       7,835      26,862
Interest Expense . . . . . . . .    (21,417)    (21,913)    (44,209)    (44,487)
                                 ----------  ----------  ----------  ----------

Income Before Income Taxes . . .    122,736     143,802     193,820     231,224
Income Taxes . . . . . . . . . .    (44,721)    (52,949)    (51,761)    (85,469)
                                 ----------  ----------  ----------  ----------

     Net Income  . . . . . . . . $   78,015  $   90,853  $  142,059  $  145,755
                                 ==========  ==========  ==========  ==========
Retained Earnings:
  Beginning of period. . . . . . $1,286,172  $1,113,830  $1,256,128  $1,095,087
  Net income . . . . . . . . . .     78,015      90,853     142,059     145,755
  Dividends to parent. . . . . .    (34,000)    (23,541)    (68,000)    (59,700)
                                 ----------  ----------  ----------  ----------

  End of Period. . . . . . . . . $1,330,187  $1,181,142  $1,330,187  $1,181,142
                                 ==========  ==========  ==========  ==========

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

              CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Six Months Ended June 30, 1996 and 1995
             -------------------------------------------------
                          (Thousands of Dollars)
                                (Unaudited)


                                                     1996             1995
                                                   --------         --------
Cash Flows from Operating Activities:
       Net Income  . . . . . . . . . . . . . . . . $142,059         $145,755

       Non-Cash Charges to Income:
          Depreciation and amortization. . . . . .  109,638          109,684
          Deferred income taxes. . . . . . . . . .  (18,770)          (8,679)
          Other - net. . . . . . . . . . . . . . .   (3,761)          44,598
       Changes in Current Assets and Liabilities .   19,634          (30,721)
                                                   --------         --------

          Cash from Operations . . . . . . . . . .  248,800          260,637
                                                   --------         --------


Investing Activities:
       Capital Investments . . . . . . . . . . . . (142,648)        (125,218)
       Other - Net . . . . . . . . . . . . . . . .   13,759          (50,684)
                                                   --------         --------

          Cash Used in Investing Activities. . . . (128,889)        (175,902)
                                                   --------         --------
Financing Activities:
       Debt Repaid . . . . . . . . . . . . . . . .  (14,386)         (20,693)
       Dividends Paid to Parent. . . . . . . . . .  (68,000)         (59,700)
       Advances to Affiliated Companies - Net. . .  (37,327)          (4,370)
                                                   --------         --------

          Cash Used in Financing Activities. . . . (119,713)         (84,763)
                                                   --------         --------

          Net Change in Cash and Temporary
            Investments. . . . . . . . . . . . . . $    198         $    (28)
                                                   ========         ========

          MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Missouri Pacific Railroad Company (the Registrant) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunct-ion with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

2. ACQUISITIONS - The operations of the Registrant, a wholly-owned, indirect subsidiary of Union Pacific Corporation (the Corporation), have been coordinated with those of its affiliate, Union Pacific Railroad Company
    (UPRR), and with Chicago and North Western Transportation Company (CNW), whose financial results were consolidated with UPRR effective May 1, 1995. These railroads operate as a unified system which is hereafter referred to as the "Railroad." The Corporation currently plans a reorganization of the Railroad, either by merging the Registrant with UPRR or by making the Registrant a subsidiary of UPRR. These events are expected to occur in 1997.

    Southern Pacific Rail Corporation (Southern Pacific): In August 1995, the Corporation and Southern Pacific entered into a definitive merger agreement providing for the acquisition of Southern Pacific by the Corporation.

    On July 3, 1996, the Surface Transportation Board (STB) of the Department of Transportation--the successor to the Interstate Commerce Commission-- unanimously approved the acquisition of Southern Pacific by the Corporation with certain conditions. The Corporation expects to receive a final written decision by the STB regarding the acquisition of Southern Pacific by August 12, 1996 and expects to consummate the Southern Pacific acquisition in September 1996. The conditions announced at the STB's
    July 3, 1996 voting conference are not expected to materially reduce the economic benefits projected from the Southern Pacific acquisition. The total cost of the acquisition will be approximately $4.1 billion (comprised of $1.6 billion in cash and $2.5 billion in the Corporation's common stock) plus the assumption of all Southern Pacific debt.

    The business combination with Southern Pacific will be accounted for as a purchase. The rail operations of Southern Pacific are expected to be coordinated with the Railroad until the consolidation of Southern Pacific's rail subsidiaries with UPRR, which is expected to occur in 1997.

    CNW: In April 1995, the Corporation acquired the remaining 71.6% of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion. Prior to the acquisition, CNW was the nation's eighth largest railroad.

3. FINANCIAL INSTRUMENTS - During 1996, fuel costs approximated 10% of the Railroad's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Registrant periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Registrant's operating margins and overall profitability from adverse fuel price changes. Where the Registrant has fixed fuel prices through the use of swaps, futures or forward contracts, the Registrant has mitigated the downside risk of adverse price movements; however, it has also limited future gains from favorable movements. The Registrant addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counter-parties and monthly settlements. The fair market value of the Registrant's derivative financial instrument positions was determined based upon current fair market values as quoted by recognized dealers.

    At June 30, 1996, the Registrant--as a participant in the Railroad's hedging program--had hedged 33% of its remaining 1996 fuel consumption at $0.46 per gallon based on a Gulf Coast market and had outstanding swap agreements covering its fuel purchases of $63 million with a gross and net fair market value asset position of $12 million. Fuel hedging lowered the Railroad's second quarter 1996 fuel costs by $5 million and lowered fuel costs for the six months ended June 30, 1996 by $10 million.

4. INCOME TAXES - In the first quarter of 1996, the Registrant reached a settlement with the Internal Revenue Service for tax years 1978 through 1982. The settlement resulted in a tax refund due of $20 million.

5. CONTINGENCIES - There are various lawsuits pending against the Registrant. The Registrant is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Registrant has recorded a liability. The Registrant does not expect that the lawsuits or environmental costs will have a material adverse effect on its consolidated financial position or its results of operations.

6. ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguish-ments of liabilities occurring after December 31, 1996 and is not expected to have a material impact on the Registrant's operating results or financial condition.

           MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
            Six Months Ended June 30, 1996 Compared to June 30, 1995
        ---------------------------------------------------------------



Operating Revenues
- ------------------
      Operating revenues grew $28 million (2%) to $1.21 billion, reflecting a 2% increase in carloadings and a 1% increase in average revenue per car. Carloadings growth reflected year-over-year increased volumes in the automotive (14%), agricultural products (7%), industrial products (4%) and energy (2%) commodity groups, slightly offset by reduced volumes in the intermodal (6%) and chemicals (1%) commodity groups. Improved average revenue per car was driven by an increase in agricultural products prices (11%) offset by a decline in energy prices (4%). Average revenue per car for other commodity groups remained unchanged from 1995.

Operating Expenses
- ------------------
      Operating expenses increased $47 million (5%) to $976 million. Increased volumes and inflation resulted in higher equipment and other rents ($29 million) and materials and supplies ($4 million). Fuel and utilities rose $12 million, principally the result of a 16% increase in fuel prices, while other costs advanced $5 million--reflecting the absence of a favorable 1995 tax settlement. Partially offsetting these increases was a $2 million decrease in salaries, wages and employees benefits, primarily the result of productivity gains.

Operating Income
- ----------------
      Operating income decreased $19 million (7%), reflecting increased equipment and other rents and higher fuel costs.

Other Changes
- -------------
      Other income decreased $19 million reflecting reduced real estate sales and the absence of a favorable insurance settlement in 1995. Income taxes decreased $34 million to $52 million, the result of an Internal Revenue Service settlement for tax years 1978 through 1982 (see Note 4 to the Condensed Consolidated Financial Statements) and lower income before taxes.

Other Matters
- -------------
      Labor: As is true with employees of all principal railroads in the country, the majority of Missouri Pacific Railroad Company's (the Registrant) employees are organized along craft lines and are represented by national labor unions. The major freight railroads and the United Transportation Union (representing approximately 25% of the Registrant and its affiliate Union Pacific Railroad Company's (collectively the Railroad) unionized workforce) and the Brotherhood of Locomotive Engineers (representing 15% of the Railroad's unionized workforce) have reached a five-year settlement, which includes a combination of general wage increases and lump-sum payments from 3% to 3.5% annually, as well as increased work rule flexibility. In July 1996, the leadership of the remaining major rail unions (including the Transportation Communications Union, the Brotherhood of Maintenance of Way Employees and three shop-craft unions) reached tentative labor agreements with the major freight railroads. Ratification votes on these agreements are expected in the third quarter of 1996. These events greatly reduce the possibility of rail strikes during this round of negotiations. The terms of the ratified and tentative agreements are not expected to have a significant impact on the Registrant's future operating results.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1. Legal Proceedings


Southern Pacific Acquisition: On November 30, 1995, Union Pacific Corporation ("UP"), Southern Pacific Rail Corporation ("SP") and various of their affiliates (including the Registrant) filed an application (the "STB Application") seeking approval of the Interstate Commerce Commission (which was succeeded by the Surface Transportation Board (the "STB")) for the acquisition of control over SP and its affiliates by UP and its affiliates, the proposed merger of SP with an affiliate of UP (the "Merger"), and related transactions. After the filing of the STB Application, the STB received evidentiary submissions and briefs in connection with the proposed Merger. The STB heard oral arguments on the proposed Merger on July 1, 1996 and held a voting conference on the proposed Merger on July 3, 1996. At the voting conference, the STB decided to approve the Merger subject to a number of conditions, principally (a) the settlement agreement (as described below) between UP/SP and Burlington Northern Railroad Company and the Atchison, Topeka and Santa Fe Railroad Company (collectively, "BNSF") under which BNSF will receive trackage rights over more than 4,100 miles of UP/SP track and will purchase over 335 miles of UP/SP lines, augmented in a number of ways to expand BNSF's ability to gain access to traffic (e.g., through transloading facilities (facilities where goods are transferred between truck and railcars) and build-ins of rail lines to exclusively-served customers, through serving new shipper facilities on the lines over which it will have trackage rights, and opening to BNSF of 50% of all traffic now committed under contracts to UP or SP by shippers served by UP and SP and no other railroad), (b) the settlement agreement between UP/SP and the Chemical Manufacturers Association which provides certain additional protections to shippers, (c) the settlement agreement between UP/SP and Utah Railway Company ("Utah Railway") under which Utah Railway will receive access to certain coal mines and loading facilities in Utah and trackage rights over SP from Utah Railway's line in Utah to Grand Junction, Colorado, (d) the grant of trackage rights to the Texas Mexican Railway ("Tex Mex") over UP/SP lines between Corpus Christi/Robstown, Texas, and Beaumont, Texas, via Houston, Texas, restricted to traffic moving on Tex Mex's Laredo-Corpus Christi/Robstown line, including terminal-area trackage rights in Houston, (e) environmental mitigation conditions, including a condition restricting increases in train volumes through Reno, Nevada, and Wichita, Kansas, for 18 months following the Merger while a consultant conducts a study of possible measures to reduce the potential adverse impact of increased rail traffic through those communities and the STB decides upon such measures, (f) standard labor protective conditions, and (g) a 5-year oversight process, pursuant to which the STB will review whether the conditions imposed on the Merger have effectively addressed competitive issues. A final written STB decision regarding the proposed Merger is expected by August 12, 1996.

The obligations of UP and certain of its affiliates to consummate the Merger are conditioned upon, among other things, the issuance by the STB of a decision (which decision shall not have been stayed or enjoined) that (A) constitutes a final order approving, exempting or otherwise authorizing consummation of the Merger and all other transactions contemplated by the related merger agreement (as such agreement has been amended, the "Merger Agreement") and other ancillary agreements (or subsequently presented to the STB by agreement of UP and SP) as may require such authorization and (B) does not (1) change or disapprove of the merger consideration or other material provisions of the Merger Agreement or (2) impose on UP, SP or any of their respective subsidiaries any other terms or conditions (including, without limitation, labor protective provisions but excluding conditions heretofore imposed in New York Dock Railway-Control-Brooklyn Eastern District, 360 I.C.C. 60 (1979)) that materially and adversely affect the long-term benefits expected to be received by UP from the transactions contemplated by the Merger Agreement. If, as expected, the final written decision of the STB does not contain terms materially different from those voted upon by the STB on July 3, 1996, UP has indicated that it expects to proceed with the transaction in accordance with and subject to the terms and conditions of the Merger Agreement.

Although the final written decision of the STB is expected by August 12, 1996, there is no assurance that STB approval will be obtained by such date. In addition, any appeals from the STB final order might not be resolved for a substantial period of time after the entry of such order by the STB.

On September 25, 1995, UP and certain of its subsidiaries, SP and certain of its subsidiaries, and BNSF entered into an agreement (the "BNSF Agreement") pursuant to which, among other things, UP and SP, on the one hand, and BNSF, on the other hand, agreed to grant each other various trackage rights and UP and SP agreed to sell certain lines to BNSF following the Merger, and BNSF agreed not to oppose UP's application to control SP in UP's case before the STB, not to seek any conditions in such case, not to support any requests for conditions filed by other parties and not to assist other parties in pursuing their requests. Among other things, these rights will allow BNSF to serve shippers who would otherwise lose a choice of two railroads as a result of the Merger. The trackage rights and line sales pursuant to the BNSF Agreement will be effective only upon UP's acquisition of control of SP. UP and SP agreed to ask the STB to impose the BNSF Agreement as a condition to approval of UP's application for control of SP. During the pendency of UP's case before the STB, UP and SP agreed not to enter into agreements with other parties, without BNSF's written consent, which would grant rights to other parties granted to BNSF or inconsistent with those granted to BNSF which would substantially impair the overall economic value of the rights granted to BNSF under the BNSF Agreement. The BNSF Agreement was amended on June 27, 1996 to confer certain additional rights on BNSF.

Pursuant to the BNSF Agreement, UP and SP will share more than 4,100 miles of track with BNSF under trackage rights and will sell more than 335 miles of track to BNSF. The sale of track will total approximately $150 million. As part of the BNSF Agreement, UP will also obtain certain trackage and access rights from BNSF. Trackage rights are a contractual arrangement between railroads which generally allow one railroad to operate its trains with its own crew over the tracks of another railroad for a fee.

On July 12, 1996, the City of Reno, Nevada filed a complaint against the STB in the U.S. District Court for the District of Nevada, seeking a writ of mandamus directing the STB to prepare, with regard to alleged impacts of the Merger on Reno and the surrounding area, an environmental impact statement pursuant to the National Environmental Policy Act and a conformity determination pursuant to the Clean Air Act. The STB would also be required to order UP/SP to maintain the status quo with respect to rail operations in the Reno area pending environmental review. UP believes the suit is without merit because, among other things, the District Court lacks jurisdiction, mandamus is inappropriate under the circumstances, and neither an environmental impact statement nor a conformity determination is required. UP and SP intervened as parties and will seek the suit's dismissal. UP anticipates that the STB will also seek dismissal of the suit.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits


       2 Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1996, among the Union Pacific Corporation ("UPC"), Union Pacific Railroad Company ("UPRR"), Southern Pacific Rail Corporation ("SP"), UP Holding Company, Inc. ("UP Holding") and Union Pacific Merger Co. ("UP Merger"), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

     10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, UPRR, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip
             F. Anschutz ("Mr. Anschutz"), is incorporated herein by referenced to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

     10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

     10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, UP Merger and SP, is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

     10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz, is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

     10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC and the Foundation, is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

     10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC and the Foundation, is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

     10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding, UP Merger and SP, is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to Union Pacific's Registration Statement on Form S-4 (No. 33-64707).

       27    Financial data schedule.

     (b) Reports on Form 8-K

              None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this ninth day of August, 1996.



                               MISSOURI PACIFIC RAILROAD COMPANY



                               By /s/ L. White Matthews, III
                                  ------------------------------
                                  L. White Matthews, III
                                  Chief Financial Officer







                               By /s/ John J. Koraleski
                                  -------------------------------
                                  John J. Koraleski
                                  Executive Vice President -
                                  Finance & Information Technologies