Form 10-Q
period 1996-09-30
MISSOURI PACIFIC RAILROAD CO/DEL
filed 1996-11-13
CIK 310183

       COVER

                           FORM 10-Q

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549-1004

 (Mark One)

 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1996

                               OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to________________

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

    On October 31, 1996, the Registrant had outstanding 920 shares of its Common Stock, $1 par value, and 80 shares of its Class A Stock, $1 par value.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

        INDEX


                MISSOURI PACIFIC RAILROAD COMPANY
                             INDEX


                 PART I. FINANCIAL INFORMATION
                 -----------------------------
                                                                  Page Number
                                                                  -----------

 ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL
          POSITION - At September 30, 1996 and
          December 31, 1995 . . . . . . . . . . . . . . . . . . .    1 - 2

        CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
          RETAINED EARNINGS - For the Three Months
          and Nine Months Ended September 30, 1996 and 1995 . . .      3

        CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
          the Nine Months Ended September 30, 1996 and 1995 . . .      4

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . .    5 - 6

 ITEM 2:  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
          OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .    7 - 8


                  PART II.  OTHER INFORMATION
                  ---------------------------

 ITEM 1:  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .    9 - 10

 ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .      10

 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

PART I - FINANCIAL INFORMATION
         ---------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

   MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES
     CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
     ------------------------------------------------------
                    (Thousands of Dollars)
                          (Unaudited)


                                          September 30,        December 31,
 ASSETS                                        1996               1995
 ------                                  --------------      --------------
 Current Assets:
    Cash and temporary investments . .      $     8,552         $     7,648
    Accounts receivable - net. . . . .           68,535              64,311
    Inventories  . . . . . . . . . . .           94,746              98,920
    Deferred income taxes. . . . . . .           47,755              47,755
    Other current assets . . . . . . .           17,993              21,551
                                            -----------         -----------

      Total Current Assets . . . . . .          237,581             240,185
                                            -----------         -----------

 Investments:
    Investments in and advances to
      affiliated companies . . . . . .           49,362              49,806
    Other investments. . . . . . . . .           12,990              44,017
                                            -----------         -----------
      Total Investments. . . . . . . .           62,352              93,823
                                            -----------         -----------

 Properties:
    Road . . . . . . . . . . . . . . .        4,623,838           4,428,724
    Equipment. . . . . . . . . . . . .        1,712,801           1,724,598
    Other. . . . . . . . . . . . . . .           66,636              68,936
                                            -----------         -----------
      Total Properties . . . . . . . .        6,403,275           6,222,258
         Accumulated depreciation
          and amortization . . . . . .       (1,990,780)         (1,898,640)
                                            -----------         -----------

      Properties - Net . . . . . . . .        4,412,495           4,323,618
                                            -----------         -----------

 Intangible and Other Assets . . . . .           44,828              39,370
                                            -----------         -----------

    Total Assets . . . . . . . . . . .      $ 4,757,256         $ 4,696,996
                                            ===========         ===========



    MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
      ------------------------------------------------------
         (Thousands of Dollars, Except Per Share Amounts)
                            (Unaudited)


                                              September 30,   December 31,
 LIABILITIES AND STOCKHOLDER'S EQUITY              1996           1995
 ------------------------------------         -------------  --------------
 Current Liabilities:
    Accounts payable . . . . . . . . .           $   21,243      $   30,654
    Accrued wages and vacation . . . .              128,123         109,215
    Income and other taxes payable . .               97,213          75,060
    Interest payable . . . . . . . . .               12,211          15,982
    Debt due within one year . . . . .               17,227          23,957
    Due to affiliated
      companies - net. . . . . . . . .              729,457         786,309
    Casualty and other reserves. . . .              113,008         112,698
    Other current liabilities. . . . .              101,143         108,200
                                                 ----------      ----------
      Total Current Liabilities. . . .            1,219,625       1,262,075
                                                 ----------      ----------

 Debt Due After One Year . . . . . . .              350,769         363,917
                                                 ----------      ----------

 Deferred Income Taxes . . . . . . . .            1,228,004       1,243,719
                                                 ----------      ----------

 Retiree Benefits Obligation . . . . .              158,059         163,280
                                                 ----------      ----------

 Other Liabilities . . . . . . . . . .              217,032         202,534
                                                 ----------      ----------
 Stockholder's Equity:
    Common stock - $1.00 par value;
      920 shares authorized and
      outstanding in 1996 and 1995 . .                    1               1
    Class A stock - $1.00 par value;
      80 shares authorized and
      outstanding  . . . . . . . . . .                   --              --
    Capital surplus. . . . . . . . . .              205,342         205,342
    Retained earnings. . . . . . . . .            1,378,424       1,256,128
                                                 ----------      ----------
      Total Stockholder's Equity . . .            1,583,767       1,461,471
                                                 ----------      ----------
      Total Liabilities and
       Stockholder's Equity. . . . . .           $4,757,256      $4,696,996
                                                 ==========      ==========


         MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
   For The Three Months and Nine Months Ended September 30, 1996 and 1995
   ----------------------------------------------------------------------
                        (Thousands of Dollars)
                             (Unaudited)


                            Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                            1996         1995         1996        1995
                         -----------------------   ----------------------
 Operating Revenues. . .$  596,354    $  585,846   $1,802,485  $1,763,542
                        ----------    ----------   ----------  ----------

 Operating Expenses:
   Salaries, wages and
     employee benefits .   182,340       182,655      577,662     579,772
   Equipment and other
     rents . . . . . . .    80,728        75,963      237,694     204,315
   Depreciation and
     amortization. . . .    55,329        55,321      164,967     165,005
   Fuel and utilities
     (Note 2). . . . . .    41,820        39,855      135,069     121,356
   Materials and
     supplies. . . . . .    32,922        30,450      100,773      94,445
   Other costs . . . . .    79,409        82,159      232,320     230,357
                        ----------    ----------   ----------  ----------
     Total . . . . . . .   472,548       466,403    1,448,485   1,395,250
                        ----------    ----------   ----------  ----------
 Operating Income. . . .   123,806       119,443      354,000     368,292
 Other Income - Net. . .    24,509        15,912       32,344      42,774
 Interest Expense. . . .   (20,268)      (22,537)     (64,477)    (67,024)
                        ----------    ----------   ----------  ----------
 Income Before
   Income Taxes  . . . .   128,047       112,818      321,867     344,042

 Income Taxes. . . . . .   (45,810)      (41,544)     (97,571)   (127,013)
                        ----------    ----------   ----------  ----------

 Net Income  . . . . . .$   82,237    $   71,274   $  224,296  $  217,029
                        ==========    ==========   ==========  ==========

 Retained Earnings:
   Beginning of period .$1,330,187    $1,181,142   $1,256,128  $1,095,087
   Net income  . . . . .    82,237        71,274      224,296     217,029
   Dividends . . . . . .   (34,000)      (29,850)    (102,000)    (89,550)
                        ----------    ----------   ----------  ----------
 End of Period . . . . .$1,378,424    $1,222,566   $1,378,424  $1,222,566
                        ==========    ==========   ==========  ==========

      MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
        For the Nine Months Ended September 30, 1996 and 1995
        -----------------------------------------------------
                      (Thousands of Dollars)
                          (Unaudited)


                                                       1996       1995
                                                     -------    -------
 Cash Flows from Operating Activities:
   Net Income  . . . . . . . . . . . . . . . . .   $ 224,296  $ 217,029

   Non-Cash Charges to Income:
     Depreciation and amortization . . . . . . .     164,967    165,005
     Deferred income taxes . . . . . . . . . . .     (15,711)        18
     Other - net . . . . . . . . . . . . . . . .      (9,539)    35,151
   Changes in Current Assets
        and Liabilities. . . . . . . . . . . . .      17,910     (7,762)
                                                   ---------  ---------

     Cash from Operations. . . . . . . . . . . .     381,923    409,441
                                                   ---------  ---------

 Investing Activities:
   Capital Investment. . . . . . . . . . . . . .    (226,752)  (196,690)
   Other - Net . . . . . . . . . . . . . . . . .      25,278    (73,403)
                                                   ---------  ---------

     Cash Used in Investing Activities . . . . .    (201,474)  (270,093)
                                                   ---------  ---------
 Financing Activities:
   Debt Repaid . . . . . . . . . . . . . . . . .     (20,693)   (31,777)
   Dividends Paid. . . . . . . . . . . . . . . .    (102,000)   (89,550)
   Advances to Affiliated Companies - Net. . . .     (56,852)   (18,831)
                                                   ---------  ---------

     Cash Used in Financing Activities . . . . .    (179,545)  (140,158)
                                                   ---------  ---------

     Net Change in Cash and Temporary
        Investments. . . . . . . . . . . . . . .   $     904  $    (810)
                                                   =========  =========

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

                                 (Unaudited)

 1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS - The condensed consolidated financial statements of Missouri Pacific Railroad Company (the "Registrant") are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Condensed Statement of Consolidated Financial Position at December 31, 1995 is derived from audited financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

 2. ACQUISITIONS - The operations of the Registrant, a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation"), have been coordinated with those of its affiliate, Union Pacific Railroad Company ("UPRR"), and with the rail operations of Chicago and North Western Transportation Company ("CNW"), whose financial results were consolidated with UPRR effective May 1, 1995. These railroads operate as a unified system which is hereafter referred to as the "Railroad." The Corporation currently intends to merge the Registrant with UPRR in January 1997.

    Southern Pacific Rail Corporation ("Southern Pacific"): In August 1995, the Corporation and Southern Pacific entered into a definitive merger agreement providing for the acquisition of Southern Pacific by the Corporation. On August 12, 1996, the Surface Transportation Board (STB) of the U.S. Department of Transportation issued a written decision approving the acquisition of Southern Pacific by the Corporation with certain conditions. The Corporation consummated the acquisition of Southern Pacific on September 11, 1996 by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation for a combination of cash and the Corporation's common stock.

    The business combination with Southern Pacific has been accounted for as a purchase. The rail operations of Southern Pacific are expected to be coordinated with the Railroad until the consolidation of Southern Pacific's rail subsidiaries with UPRR, which is expected to begin in 1997.

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

    At September 30, 1996, the Registrant--as a participant in the Railroad's hedging program--had hedged 33% of its remaining 1996 fuel consumption at $0.46 per gallon based on a Gulf Coast market and had outstanding swap agreements covering its fuel purchases of $32 million with a gross and net fair market value asset position of $19 million. Fuel hedging lowered the Railroad's third quarter 1996 fuel costs by $9 million and lowered fuel costs for the nine months ended September 30, 1996 by $19 million.

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

6. ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have a material impact on the Registrant's operating results or financial condition.

 ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
         ------------------------------------------------------------

        MISSOURI PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES
     Nine Months Ended September 30, 1996 Compared to September 30, 1995
     -------------------------------------------------------------------

 Operating Revenues
 ------------------
   Operating revenues grew $39 million (2%) to $1.80 billion, principally the result of a 3% increase in carloadings. Average revenue per car was essentially unchanged. Carloadings growth reflected year-over-year increased volumes in the automotive (18%), energy (7%) and industrial products (2%) commodity groups, slightly offset by reduced intermodal (5%) and agriculture products (1%) volumes. Chemicals volumes were unchanged. Average revenue per car resulted from an increase in agricultural products (7%) and industrial products (1%) prices offset by a decline in energy (4%), automotive (3%), chemicals (1%) and intermodal (1%) prices.

 Operating Expenses
 ------------------
   Operating expenses increased $53 million (4%) to $1.45 billion. Increased volumes and inflation resulted in higher equipment and other rents ($33 million) and materials and supplies ($6 million). Fuel and utilities rose $14 million, principally the result of a 10% increase in fuel prices, while other costs advanced $2 million--reflecting the absence of a favorable 1995 tax settlement. Partially offsetting these increases was a $2 million decrease in salaries, wages and employees benefits, primarily the result of productivity gains.

 Operating Income
 ----------------
   Operating income decreased $14 million (4%), primarily reflecting increased equipment and other rents and higher fuel costs partially offset by a volume-related increase in operating revenues.

 Other Changes
 -------------
   Other income decreased $10 million, primarily reflecting reduced real estate sales and the absence of a second quarter 1995 favorable insurance settlement. Income taxes decreased $29 million to $98 million, the result of an Internal Revenue Service settlement for tax years 1978 through 1982 (see Note 4 to the Condensed Consolidated Financial Statements) and lower income before income taxes.

 Other Matters
 -------------
   Labor: As is true with employees of all principal U.S. railroads, the majority of Missouri Pacific Railroad Company's ("MPRR" or the "Registrant") employees are organized along craft lines and are represented by national labor unions. To date, nine of the twelve labor unions representing these employees (representing approximately 93% of the combined unionized workforce of MPRR and its affiliate Union Pacific Railroad Company) have either ratified or are in the process of voting on national agreements. The terms of these five-year agreements include a combination of general wage increases and lump-sum payments ranging from 3% to 3.5% annually, as well as increased work rule flexibility. These events greatly reduce the possibility of rail strikes during this round of negotiations. The terms of the ratified and tentative agreements are not expected to have a material adverse affect on MPRR's future operating results.

   Management: In November 1996, Ronald J. Burns resigned as President and Chief Executive Officer of the Registrant. Jerry Davis, former President, Southern Pacific Rail Operations, was named President and Chief Operating Officer of the Registrant, replacing Mr. Burns. Richard Davidson, President and Chief Operating Officer of Union Pacific Corporation and Chairman of the Registrant, was named Chief Executive Officer of the Registrant.

   Cautionary Information: Certain information included in this report contains, and other materials filed or to be filed by the Registrant with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Registrant) contain or will contain, forward looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward looking information may include, without limitation, statements that the Registrant does not expect that lawsuits, environmental costs, commitments, guarantees, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Registrant's financial results. Such forward looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

 PART II.  OTHER INFORMATION
           -----------------

 ITEM 1.  LEGAL PROCEEDINGS
          -----------------
 Southern Pacific Acquisition: As previously reported in the Registrant's 10-Q Report for the quarterly period ended June 30, 1996, the Surface Transportation Board (the "STB") announced at a July 3, 1996 voting conference its approval of the proposed acquisition of control of Southern Pacific Rail Corporation ("SPR") and its rail affiliates by Union Pacific Corporation (the "Corporation") and its affiliates, the merger of SPR with an affiliate of the Corporation and certain related transactions, subject to various conditions. On August 12, 1996, the STB issued its written decision (the "Final Decision"), which contained terms substantially consistent with those voted on at the STB's voting conference. The Final Decision became effective on September 11, 1996.

   On August 29, 1996, the Corporation and its affiliates filed a petition requesting that the STB clarify certain conditions set forth in the Final Decision which would allow the Burlington Northern Railway Company and the Atchison, Topeka and Santa Fe Railroad Company (collectively, "BNSF") to serve new transloading facilities and other new facilities on Union Pacific Railroad Company ("UPRR"), Missouri Pacific Railroad Company or SPR rail lines over which BNSF has received trackage rights. In addition, various other parties have requested that the STB (i) clarify certain aspects of the condition requiring that the Corporation and its affiliates modify contracts with shippers at "2-to-1" points to allow BNSF access to at least 50% of the volume and determine whether the facilities of certain shippers constitute "2-to-1" points for purposes of this condition, (ii) remove the restriction imposed by the STB on traffic that the Texas Mexican Railway Company ("Tex Mex") can transport over trackage rights granted to Tex Mex under the Final Decision, (iii) expand the trackage rights that the STB made available to Dow Chemical Company for use in connection with a possible build-out from its Freeport, Texas facility, (iv) allow the Utah Railway Company access to the facility of Railco, Inc. in Carbon City, Utah, (v) reconsider the STB's decision not to impose labor protective conditions on the settlement agreement between certain rail affiliates of the Corporation and the Gateway Western Railway Company, (vi) reconsider its approval of the merger on the grounds it is not in the public interest and (vii) reconsider its decision to grant BNSF access to shippers in Lake Charles, Louisiana, as a condition to the merger. The Corporation and its affiliates have opposed the requests described in (i) through (vi) above and did not respond to the request described in (vii).

   As previously reported in the Registrant's 10-Q Report for the quarterly period ended June 30, 1996, the City of Reno, Nevada (the "City"), filed a complaint on July 12, 1996 in the U.S. District Court for the District of Nevada seeking a writ of mandamus directing the STB to prepare, with regard to the alleged impacts of the merger on Reno and the surrounding area, an environmental impact statement pursuant to the National Environmental Policy Act and a conformity determination pursuant to the Clean Air Act. The District Court dismissed the complaint for lack of jurisdiction and denied the City's petition to transfer the suit to the U.S. Court of Appeals for the Ninth Circuit. The City is seeking reconsideration of its motion to transfer.

   The City subsequently filed a petition for review of the Final Decision in the U.S. Court of Appeals for the Ninth Circuit on August 21, 1996. The City's petition was ordered consolidated in the U.S. Court of Appeals for the District of Columbia Circuit with the petition for review of the City of Wichita and Sedgwick County, Kansas, described below. The City did not state the grounds on which it seeks review of the Final Decision.

   A number of judicial appeals with respect to the Final Decision were also filed in the U.S. Court of Appeals for the District of Columbia Circuit by various other parties. The Corporation and its affiliates filed a petition for review principally to preserve their right to judicial review in the event that the STB adversely resolves any of the pending requests for clarification or reconsideration of the Final Decision described above. BNSF filed a petition for review challenging the STB's decision to grant certain trackage rights and overhead trackage rights to Tex Mex. The City of Wichita and Sedgwick County, Kansas filed a petition seeking review of the Final Decision insofar as it may require parties other than the Corporation and its affiliates to contribute to the costs of mitigating the effects of increased rail traffic in those locations. Finally, Enterprise Products Company filed a petition for review of the Final Decision without stating the basis for review or the relief sought, and the Western Coal Traffic League filed a petition for review on the grounds that the Final Decision was arbitrary and capricious and based on a misapplication of the facts and law.

 Bottleneck Proceedings: On August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The Association of American Railroads, certain railroads, including UPRR and Southern Pacific Transportation Company, and several major shipper groups have opposed this suggestion, arguing that such a change in regulation is contrary to existing STB precedent as well as the public policy adopted by Congress with the passage of the Staggers Act in 1980 and the ICC Termination Act in December 1995. The STB is expected to rule on whether it is going to modify its current regulatory scheme in the near future. After that decision the STB will rule on pending Motions to Dismiss in three complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named a rail affiliate of the Corporation as a party thereto. Neither case individually involves significant exposure for reparations. However, if existing regulation of bottleneck movements is changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced.



 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)  Exhibits
        --------
        27 - Financial Data Schedule.


    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of November, 1996.



                             MISSOURI PACIFIC RAILROAD COMPANY



                             By: /s/ Joseph E. O'Connor, Jr.
                                ----------------------------
                                Joseph E. O'Connor, Jr.
                                Chief Accounting Officer





                             By:/s/ James R. Young
                                ----------------------------
                                James R. Young,
                                Vice President - Finance

               MISSOURI PACIFIC RAILROAD COMPANY

                       EXHIBIT INDEX


  Exhibit No.                     Description
  -----------                     -----------


        27                         Financial Data Schedule